Form 10-K
period 2021-12-31
Pearl Holdings Acquisition Corp
filed 2022-03-31
CIK 1856161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41165

PEARL HOLDINGS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1593935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Third Avenue, 11th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 457-1540
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PRLHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PRLH	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PRLHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the Nasdaq Global Market separately from its Units on February 4, 2022. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at March 28, 2022 was approximately $197,000,000.

As of March 28, 2022, there were 20,000,000 of the Registrant’s Class A ordinary shares and 5,000,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our expectations around the performance or projections of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Part I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Pearl Holdings Acquisition Corp, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor.

Item 1.	Business.

Overview

We believe that the members of our team have proven themselves to be successful investors, owners, financiers and operators whose strategic skills and extensive network of global relationships will help us identify attractive potential Business Combination targets in order to pursue significant value creation opportunities. Members of our team have experienced considerable successes as investors in, and operators of, multiple globally successful and consumer-oriented companies. Our team’s collective abilities to establish a vision for the future and then acquire and/or operate and expand a global business, coupled with a disciplined investing framework, have resulted in over $10 billion in value creation to investors and stockholders. Our team has public company leadership experience across multiple market cycles as well as global transactional expertise, including with successful initial public offerings, in the United States, Europe and Asia.

Our team intends to identify businesses that we believe can benefit from our previous experiences and for which there is a clear and convincing vision for the future. We believe that there will be substantial transaction flow with many proprietary opportunities developed by our team and sourced from our unique network of relationships. Our objective is to create value for our shareholders by applying our strategy of identifying promising businesses and leveraging our operational and capital markets expertise to complete a business combination and accelerate future growth.

We are a blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the lifestyle, health and wellness and technology sectors. Our Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021.

Simultaneously with the closing of our Initial Public Offering, our Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, we estimate that the interest earned on the Trust Account will be approximately $12,000 per year, assuming an interest rate of 0.01% per year. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that we will be able to successfully effect a Business Combination.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2021 relates to our formation, the preparation for the Initial Public Offering and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either: (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial Business Combination, including interest (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per Public Share. The per-share amount to be distributed to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

We will have only 18 months, until June 17, 2023 (or up to 24 months, until December 17, 2023, if our Sponsor exercises its extension options) from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Effecting a Business Combination

Our Business Strategy

We intend to identify, acquire, and manage a high-quality business that can benefit from our global investment and management experience and capital markets expertise to drive ongoing value creation post-Business Combination in the public markets. We believe the sourcing, valuation, diligence and execution capabilities of our team will provide us with a significant pipeline of investment opportunities from which to evaluate and select a business that will benefit from our expertise.

We expect that our pipeline will be reflective of large numbers of companies owned by entrepreneurs, venture capital and other private investment funds that are seeking a liquidity event and augmented operating and marketing expertise. In addition, we believe our pipeline could include Business Combinations with multiple companies in similar industries that result in synergistic benefits. We also believe that large corporations will continue to divest attractive but under-resourced businesses, or the intellectual property associated with such businesses, that need repositioning and are in sectors and with business models that we understand.

We are confident in our reputation of being founder- and management-friendly and believe that our prior successes allow us to present a compelling set of competitive advantages and capabilities that enhance our efforts to complete a Business Combination:

●	Demonstrated management track record. Our team has decades of experience building industry-leading companies that have delivered excellent stockholder value creation over an extended period as we have a history of owning, operating, and financing companies across all stages of the business lifecycle from emerging technology companies to growth-oriented businesses to established franchises. We have identified, developed and acquired multi-billion-dollar businesses that have grown significantly in value through both organic and inorganic strategies. We have also elevated our brands by employing innovative technologies, new marketing tactics, demographic targeting and modern distribution models.

●	Differentiated sourcing network. Our team has owned and operated global businesses and has extensive operating and M&A transaction experience across the United States, Europe and Asia, and members of our team have a history of sourcing over 500 potential investment opportunities. Our deep relationships with owners and management teams, public and private companies, private equity investors, intermediaries, and financing providers provides us with a differentiated sourcing network.

●	Value-enhancing operational expertise. Our team has significant experience attracting, enhancing and advising management teams as they embark on growth and ownership transition cycles. We are also highly regarded for having always maintained a focused and concentrated approach to investments rather than the more portfolio-centric strategy favored by many investment firms. Importantly, we have successfully managed businesses through transitional periods of development, including geographic growth and offering expansion by evolving all aspects of strategy and business processes related to sales, marketing, operations, supply chain, systems, infrastructure and personnel. We believe that our combined prior experiences enhance our attractiveness as a partner or buyer derived from our expertise in the following key themes: Partner with Management; Local to Global; Contemporize and Reposition; Adapt to New Technologies or Else; Build and/or Buy; and How and When to go Public. We believe that we are well-positioned to identify management teams, entrepreneurs and business owners who share our vision for long-term, sustainable value creation.

●	History of transformational acquisitions. Our team has been involved in noteworthy M&A transactions with our prior businesses, including acquisitions related to Experian, Argos, Arcade and Shaklee and divestitures related to GUS. We have corporate, financial and investment experience with a myriad of transaction structures including initial public offerings, public and private company mergers and acquisitions, founder exits, transformational mergers and divisional combinations and spin-offs.

●	Public and capital markets experience. We have a deep understanding of the requirements necessary to operate a growing public company, including accessing capital markets and M&A experience, across business cycles. As a public entity, we believe that we can offer a wide range of advantages to shareholders such as leveraging our team’s collective skills and experience to accelerate profitable growth, broaden access to debt and equity capital providers, provide liquidity alternatives for employees and investors, and provide public currency for future acquisitions. Importantly, we believe that our relationships with financial institutions and leading investors will enhance our ability to consummate a Business Combination expeditiously.

Our management team, assisted by members of our advisory board and our independent directors, communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and the process of pursuing and reviewing potential opportunities. In addition to any potential target businesses we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including family business owners, entrepreneurs, management teams, investment market participants, private equity and other investment funds and large business enterprises seeking to divest non-core assets or divisions.

Business Combination Criteria

We believe that our team is well positioned to identify attractive Business Combination opportunities with a compelling industry backdrop and an opportunity for growth. We expect to favor potential target companies with certain industry and business characteristics that support our level of commitment to the target. Key industry characteristics that are of paramount importance in our considerations include compelling long-term growth prospects, attractive competitive dynamics, and acquisition/consolidation opportunities, in tandem with operating in an industry that exhibits these favorable attributes. Key business characteristics we look for in a target include: durability, market leadership, innovation, and focus on strong business performance through cycles. Target companies should also have a strong management team and innovative products, technologies, marketing strategies, consumer engagement approaches and distribution models.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We are focused on the long-term growth and potential of our acquisition target, and we will implement the operating improvements that we believe are most likely to yield sustainable growth and maximize value creation. We intend to acquire one or more businesses that:

●	address the needs of the global consumer and have established a clear and convincing vision for the future;

●	are family or founder-owned, venture or investor-backed, or corporate divestitures;

●	have high potential for future growth in a large addressable market;

●	have a strong historical performance and attractive margin profile;

●	are led by outstanding management teams;

●	would benefit from our team’s expertise as managers, acquirers and financiers to accelerate growth;

●	are positioned to benefit from a significant capital infusion to realize strategic initiatives; and

●	can deliver attractive risk-adjusted returns for our shareholders across business cycles.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Additional Disclosures

Our Acquisition Process

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Craig E. Barnett intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. See “Item 1.A. Risk Factors — Risks Related to our Team and Their Respective Affiliates — Certain of our directors, officers, and advisory board members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Our Sponsor is managed by Craig E. Barnett, our Chairman and our Chief Executive Officer, and Mr. Barnett is the Chief Executive Officer of Meadow Lane (all references to “Meadow Lane” herein are to Meadow Lane Capital LLC, a New York limited liability company, and its affiliated entities, excluding the Company and the Sponsor). In addition, our Sponsor is owned by entities controlled by Mr. Barnett and the Meadow Lane affiliates. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over such actions. See “Item 1.A. Risk Factors — Risks Related to our Team and Their Respective Affiliates — Our Sponsor is managed by Craig E. Barnett, our Chairman and Chief Executive Officer, and is owned by entities controlled by him and associated with Meadow Lane. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support, and their interests may differ from your interests.” We do not believe, however, that the duties and obligations of the Meadow Lane affiliates will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

Meadow Lane may become aware of a potential Business Combination opportunity that may be an attractive opportunity for our Company. However, Meadow Lane is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company. Meadow Lane’s role with respect to our Company is expected to be primarily passive and advisory in nature. Meadow Lane may have fiduciary and/or contractual duties to its investment vehicles and to companies in which Meadow Lane has invested. As a result, Meadow Lane may have a duty to offer Business Combination opportunities to certain other investment vehicles or other entities before other parties, including our Company. Additionally, certain companies in which Meadow Lane has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Meadow Lane may directly or indirectly receive a financial benefit as a result of such transaction.

We believe that any such potential conflicts of interest of Meadow Lane will be naturally mitigated, in part, by the differing nature of targets that Meadow Lane typically considers most attractive for its investment activities, as compared to our activities related to pursuing an initial Business Combination. Meadow Lane’s investment activities typically involve investing in private companies, and while Meadow Lane may take a company public, it would typically invest in such an entity several years prior to an initial public offering, not at the time of the initial public offering. In contrast, the acquisition targets that we expect to find most attractive would generally have capital structures and existing business operations and infrastructure to go public immediately upon our acquisition. As a result, we may become aware of a potential transaction that is not a fit for the investment activities of Meadow Lane but that is an attractive opportunity for us. Notwithstanding our belief regarding natural mitigation, Meadow Lane may compete with us for acquisition opportunities that fall within Meadow Lane’s investment objectives or strategies. A decision by Meadow Lane to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our partnering transaction.

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company are expected to be primarily passive and advisory in nature. Our advisory board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our advisory board members may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our advisory board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our advisory board members may directly or indirectly receive a financial benefit as a result of such transaction. See “Item 1.A. Risk Factors — Risks Related to our Team and Their Respective Affiliates — Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.”

Past experience or performance of our team and our advisory board and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our team or our advisory board or their respective affiliates as indicative of future performance. See “Item 1.A. Risk Factors — Past performance of Meadow Lane, our team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

Initial Business Combination

Nasdaq listing rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into our initial Business Combination. We refer to this as the 80% of fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial Business Combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. A quorum for such meeting will be present if the one-third of our issued and outstanding ordinary shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, directors and officers will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, directors and officers have agreed to vote any Founder Shares and Public Shares held by them (including any shares purchased in the open market and privately negotiated transactions) in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 7,500,001, or 37.5% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum, being one-third of our issued and outstanding ordinary shares entitled to vote at the meeting, are voted), of the 20,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders. The agreement by our initial shareholders, directors and officers to vote in favor of our initial Business Combination and our quorum threshold will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target and may not allow us to complete the most desirable Business Combination or optimize our capital structure.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination.

Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 18-month (or up to 24-month if our Sponsor exercises its extension options) period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its Sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted in, and a significant pandemic of other infectious diseases could result in, a widespread health crisis that has, and in the future could, materially adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a Business Combination could be materially adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from Public Shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to certain protections afforded to investors of some other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 18 months (or up to 24 months if our Sponsor exercises its extension options) following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 18 months (or up to 24 months if our Sponsor exercises its extension options) following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.20 per Public Share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.20 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.20 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.20 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.20 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) of the closing of the Initial Public Offering, our Public Shareholders may be forced to wait beyond such 18 months (or up to 24 months if our Sponsor exercises its extension options) before redemption from our Trust Account.

If we have not completed our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months (or up to 24 months if our Sponsor exercises its extension options) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our Public Shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss Company affairs with management. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a Business Combination in industries or sectors outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, the Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such initial Business Combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of our underwriters from our Initial Public Offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2021, there were 480,000,000 and 45,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of Public Shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our Sponsor holds 5,000,000 Founder Shares as of the date of this Annual Report. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $10,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18-month (or up to 24-month if our Sponsor exercises its extension options) anniversary following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgement and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies.. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions.

Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

●	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 10,000,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we will be issuing in the Private Placement an aggregate of 10,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 5,000,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) the Private Placement Warrants will not be redeemable by us (except under certain limited exceptions); (2) the Private Placement Warrants (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) the Private Placement Warrants may be exercised by the holders on a cashless basis; and (4) the holders of Private Placement Warrants (including the ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Meadow Lane is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company.

Meadow Lane may become aware of a potential Business Combination opportunity that may be an attractive opportunity for our Company. However, Meadow Lane is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services to our Company. Employees of Meadow Lane may have fiduciary and/or contractual duties to other companies in which Meadow Lane or its affiliates have invested. As a result, employees of Meadow Lane may have a duty to offer Business Combination opportunities to Meadow Lane, other investment vehicles or other entities before other parties, including our Company. Additionally, certain companies in which Meadow Lane has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Meadow Lane may directly or indirectly receive a financial benefit as a result of such transaction.

We believe that any such potential conflicts of interest of Meadow Lane will be naturally mitigated, in part, by the differing nature of targets that Meadow Lane typically considers most attractive for its investment activities, as compared to our activities related to pursuing an initial Business Combination. Meadow Lane’s investment activities typically involve investing in private companies, and while Meadow Lane may take a company public, it would typically invest in such an entity several years prior to an initial public offering, not at the time of the initial public offering. In contrast, the acquisition targets that we expect to find most attractive would generally have capital structures and existing business operations and infrastructure to go public immediately upon our acquisition.

As a result, we may become aware of a potential transaction that is not a fit for the investment activities of Meadow Lane but that is an attractive opportunity for us. Notwithstanding our belief regarding natural mitigation, Meadow Lane may compete with us for acquisition opportunities that fall within Meadow Lane’s investment objectives or strategies. A decision by Meadow Lane to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our partnering transaction.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” and “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest”

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company is expected to be primarily passive and advisory in nature. Our advisory board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our advisory board members may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our advisory board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our Sponsors’ advisors may directly or indirectly receive a financial benefit as a result of such transaction.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the healthcare industry.

Business Combinations with businesses in the healthcare industry entail special considerations and risks. If we are successful in completing a Business Combination with a target business in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks:

●	Competition could reduce profit margins.

●	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations. An inability to license or enforce intellectual property rights on which our business may depend.

●	The success of our planned business following consummation of our initial Business Combination may depend on maintaining a well-secured business and technology infrastructure.

●	If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

●	The healthcare industry is susceptible to significant liability exposure.

●	If liability claims are brought against us following a Business Combination, it could materially adversely affect our operations.

●	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business. A disruption in supply could adversely impact our business.

Any of the foregoing could have a materially adverse effect on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare sector. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our letter agreement with our initial shareholders, directors and officers and registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval.

Our letter agreement with our initial shareholders, directors and officers contain provisions relating to, among other things, transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement and the registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval (although releasing the parties from the restriction contained in the letter agreement not to transfer any Units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares for 180 days following the date of the prospectus related to our Initial Public Offering will require the prior written consent of Morgan Stanley & Co. LLC). While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements. Any such amendments to or waivers of such agreements would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Related to our Team and Their Respective Affiliates

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business endeavors, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any members of our team will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors will also serve as officers and/or board members for other entities. If our directors’ and officers’ other business endeavors require them to devote substantial amounts of time to such endeavors in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors, officers and advisory board members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, our directors and officers, and our advisory board members are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor is not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combination, prior to us completing our initial Business Combination and any such involvement may result in conflicts of interests as described above. Moreover, entities in which our directors and officers are affiliated may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business. Our officers, directors and members of our advisory board have agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company with a class of securities registered under the Exchange Act without our prior written consent, which will not be unreasonably withheld.

Our directors, officers and our advisory board members also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our directors’, officers’ and advisory board members’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance”, “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions — Support Services Agreement.”

Our directors, officers, advisory board members, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisory board members, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors, officers, or advisory board members. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Members of our team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our Sponsor is managed by Craig E. Barnett, our Chairman and Chief Executive Officer, and is owned by entities controlled by him and associated with Meadow Lane. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support, and their interests may differ from your interests.

Our Sponsor is managed by Craig E. Barnett, our Chairman and Chief Executive Officer, and Craig E. Barnett is the Chief Executive Officer of Meadow Lane. In addition, our Sponsor is owned by Meadow Lane affiliates. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase its influence over such actions. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

The interests of Craig E. Barnett and the Meadow Lane affiliates may differ from or be opposed to the interests of other shareholders. The Meadow Lane affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Meadow Lane affiliates and us. The Meadow Lane affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Meadow Lane affiliates have the right to engage in similar activities as us, do business with our suppliers and customers, and, except as limited by agreement, employ or otherwise engage any of our officers or employees.

Risks Relating to our Securities and Trust Account

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 round lot holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units.

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement of which the prospectus for our Initial Public Offering forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities law.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision, (ii) removing or reducing our ability to redeem the public warrants, or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, (b) the warrant agreement may be amended by the parties thereto with the vote or written consent of the registered holders of at least 50% of the then outstanding public warrants and Private Placement Warrants, voting together as a single class, to allow for the warrants to be or continue to be, as applicable, classified as equity in the company’s financial statements, and (c) all other modifications or amendments, including any modification or amendment to increase the warrant price or shorten the exercise period, (i) with respect to the terms of the public warrants or any provision of the warrant agreement with respect to the public warrants, requires the vote or written consent of the registered holders of at least 50% of the then outstanding public warrants and (ii) solely with respect to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants requires the vote or written consent of at least 50% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of some other blank check companies.

Each Unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

The courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity of a Business Combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants as soon as practicable, but in no event later than 20 business days, after the closing of our initial Business Combination.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no definitive plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance of Meadow Lane, for any of its funds, investments or portfolio companies, or our Sponsor, directors, officers and advisory board members and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding past experience or performance of Meadow Lane, our Sponsor, directors, officers and advisory board members and their respective affiliates is presented for informational purposes only. Past experience or performance of Meadow Lane, or our Sponsor, directors, officers and advisory board members or their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate and execute an initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of Meadow Lane, or any of its funds, investments or portfolio companies, or our Sponsor, directors, officers or advisory board member or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $1,369,047 in cash and working capital of $1,198,719. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $10,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $10,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 5,000,000 Founder Shares would have an aggregate implied value of $50,000,000. Even if the trading price of our ordinary shares were as low as $2.01 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

Item 1.B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 767 Third Avenue, 11th Floor, New York, New York 10017. The cost for this space is included in the $15,000 per month fee that we pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on December 15, 2021. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. On February 3, 2022, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on February 4. 2022. Any Units not separated continue to trade on Nasdaq under the symbol “PRLHU”. Any underlying Class A ordinary shares and redeemable warrants that were separated trade on Nasdaq under the symbols “PRLH” and “PRLHW,” respectively.

(b)	Holders

As of March 28, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Founder Shares

On April 3, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to purchase an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share. “Founder Shares” as used herein refer to our Class B ordinary shares initially purchased by our Sponsor and our Class A ordinary shares that will be issued upon the conversion thereof. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,031,250, resulting in an effective purchase price paid for the Founder Shares of approximately $0.005 per share. On December 22, 2021, due to the partial exercise of the over-allotment option by the underwriter of the Initial Public Offering, the Sponsor forfeited 31,250 Class B Ordinary Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) subsequent to the initial Business Combination (i) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Private Placement

Simultaneously with the closing of our Initial Public Offering, our Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. In connection with the underwriter’s partial exercise of its option to purchase additional Units, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On December 17, 2021, the Company consummated its Initial Public Offering of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261319). The SEC declared the registration statements effective on December 14, 2021. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available, generating gross proceeds of $25,000,000. The over-allotment closed on December 22, 2021.

Simultaneously with the closing of our Initial Public Offering, our Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. In connection with the underwriter’s partial exercise of its option to purchase additional Units, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

In connection with the Public Offerings (including the Initial Public Offering and exercise of over-allotment option), we incurred offering costs of approximately $11,712,588 (including deferred underwriting commissions of $7,000,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $204,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Pearl Holdings Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preference shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants. Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021 we had cash of $1,369,047 outside of our trust account and working capital of $1,198,719. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the period from March 23, 2021 (Inception) through December 31, 2021, we had a net loss of $113,693 of formation and operating costs.

Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2021, there were no borrowings under the promissory note. The net proceeds from (1) the sale of the units in the offering and the over-allotment, after deducting payment of accrued offering expenses of approximately $712,588 and underwriting commissions of $4,000,000, excluding deferred underwriting commissions of $7,000,000 and (2) the sale of the private placement warrants for a purchase price of $10,000,000 was $205,287,412. Of this amount, $204,000,000 was deposited into the trust account. The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining $1,287,412 will not be held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $1,287,412 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $135,000 for legal and accounting fees related to regulatory reporting requirements; $59,500 for continued exchange listing fees; $270,000 for office space, administrative and support services; $540,000 for directors and officers insurance premiums and approximately $45,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Related Party Transactions

On April 3, 2021, our sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to our sponsor, or approximately $0.003 per share. In November 2021, our sponsor surrendered an aggregate of 2,156,250 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,031,250. On December 22, 2021 our sponsor surrendered an additional 31,250 upon the partial exercise of the underwriter’s over-allotment option, thereby reducing the aggregate number of founder shares to 5,000,000 and resulting in an effective purchase price paid for the founder shares of approximately $0.005 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Our initial shareholders collectively own 20% of our issued and outstanding shares.

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 and the closing of this offering. These loans were repaid upon completion of the offering. As of December 31, 2021, there were no borrowings under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor purchased an aggregate of 10,000,000 private placement warrants at a price of $1.00 per warrant. The private placement warrants are identical to the warrants sold as part of the units in the offering except that: (1) the private placement warrants will not be redeemable by us; (2) the Class A ordinary shares issuable upon exercise of the private placement warrants may be subject to certain transfer restrictions contained in the letter agreement by and among the company, the sponsor and any other parties thereto, as amended from time to time; (3) the private placement warrants may be exercised by the holders on a cashless basis; and (4) the holders of private placement warrants (including the ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

Pursuant to a registration rights agreement that we entered into with our initial shareholders prior to the closing of the offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See “Principal Shareholders — Registration Rights.”

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Annual Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, covered by this Annual Report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B.	Other Information.

None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Craig E. Barnett	59	Chief Executive Officer and Chairman
Terry Duddy	65	Vice Chairman and Director
Martin F. Lewis	68	Managing Director and Chief Financial Officer
Scott M. Napolitano	44	Managing Director
James E. Lieber	58	Director
Mary C. Tanner	70	Director
Laura A. Weil	64	Director

Craig E. Barnett has been our Chairman and Chief Executive Officer since May 2021. Mr. Barnett has been the Chief Executive Officer of Meadow Lane since 2014 and its associated broker-dealer and predecessor entities since inception and established and manages the global investment team. Mr. Barnett has over 35 years of experience in investment banking, private equity and corporate development and is responsible for Meadow Lane’s partnerships with financing and investment firms. Mr. Barnett has advised clients, pursued investments and overseen corporate development and finance activities with aggregate values exceeding $60 billion primarily in the consumer sectors of the global economy in the United States, Europe and Asia. In addition, Mr. Barnett has been highly active in corporate development, financing and acquisitions for GUS, Experian, Burberry, Argos, Arcade and Shaklee. Previously, Mr. Barnett was a senior executive in private equity and investment banking. He was a Managing Director with Blackstone, a Managing Director with The Bear Stearns Companies, Inc. and a Managing Director with PJ Solomon. Earlier in his career, Mr. Barnett was a Vice President at Lehman Brothers, in London, Tokyo and New York. Mr. Barnett, a graduate of the Wharton School, is active in a number of charitable and community organizations. Mr. Barnett was selected to serve on our board of directors due to his over 35 years of experience in corporate development, financing transactions and mergers and acquisitions.

Terry Duddy has been our Vice Chairman and a member of our board of directors since May 2021. Mr. Duddy has over 30 years of leadership experience with public companies and is a seasoned Chief Executive and digital commerce pioneer. Mr. Duddy has also worked with Meadow Lane principals for over 20 years. Mr. Duddy was a Director and member of the Executive Committee of GUS from 1998 to 2006, having joined as the Chief Executive Officer of Argos. Mr. Duddy was also responsible for the pan-European home shopping division of GUS that, though loss making, was eventually divested for over £800 million. Mr. Duddy was furthermore a member of the GUS board of directors’ Demerger Committee that presided over the demerger process of GUS that included the successful initial public offerings of Burberry, Experian and Home Retail Group. As Chief Executive Officer of Argos and its successor independent entity, Home Retail Group, from 1998 to 2014, Mr. Duddy guided the business through both the extensive digital transformation of the industry as well as the downturn of 2009. Argos was the UK’s first multichannel retailer with its e-commerce site and home delivery service launching in 1999 with over 20,000 product lines and a considerable private label brand. Mr. Duddy managed a $2 billion supply chain sourced from China, incubated emerging products, created new marketing technologies including the now ubiquitous and innovative “Click & Collect” sale and mentored a new generation of managers now in industry leadership positions. Most recently, Mr. Duddy was first Senior Independent Director and then Interim Board Chairman of Debenhams plc, which he managed through administration, secured financing for a successful reorganization and recruited a new Board. Mr. Duddy has been a member of True Capital Management’s advisory board since 2014, is the Chairman of London Marathon Events Ltd and is or has been a non-executive director of a number of other companies including Hammerson plc and Majid Al Futtaim Properties LLC. Mr. Duddy was selected to serve on our board of directors due to his lengthy and comprehensive experience in public company governance as both a director and an executive officer.

Martin F. Lewis has been our Chief Financial Officer and one of our Managing Directors since May 2021. Mr. Lewis has over 35 years of leadership experience in investment banking. He is the founder and Managing Principal, since 2014, of Gower Advisers, a financial advisory boutique in New York. He has also served as a Managing Principal of Meadow Lane since 2014. Previously, Mr. Lewis was a Managing Director with Greenhill, a founding member of Miller, Buckfire Lewis & Co (now Miller Buckfire), a Managing Director of Wasserstein Perella and a Managing Director of Blackstone. Mr. Lewis was also associated with Chemical Bank in London and New York and with NM Rothschild in London and Mexico. Mr. Lewis qualified as a Chartered Accountant in the UK and graduated with an M.A. from Oxford University.

Scott M. Napolitano has been one of our Managing Directors since May 2021. Mr. Napolitano has over 20 years of experience in investment banking acting as strategic and capital advisor to companies and private equity firms, principally in the healthcare and consumer sectors, evaluating mergers, acquisitions and strategic and financing alternatives. Mr. Napolitano is Managing Member of Scott Michael Partners LLC, an advisory and investment firm he founded in 2020 with a focus on healthcare and technology. Prior to founding Scott Michael Partners LLC, Mr. Napolitano served as Managing Director with Nomura Securities International from 2014 to 2020 where he was Head of MedTech Investment Banking and Healthcare M&A. Previously, he was a Managing Principal with Meadow Lane. Mr. Napolitano has also held senior investment banking positions with PJ Solomon, where he served as Managing Director and with The Goldman Sachs Group, Inc. and J.P. Morgan Chase & Co., where he served as Vice President. Mr. Napolitano is a graduate of Columbia University.

James E. Lieber has served as one of our directors since December 2021. Mr. Lieber has more than 25 years of experience in the strategic management of complex international projects and situations for multi-national corporations, investment funds, organizations and high net-worth individuals in Europe and the United States. Mr. Lieber is Founder and President of Lieber Strategies, a consultancy based in Paris. Prior to founding Lieber Strategies in 2005, Mr. Lieber served from 1997 to 2004 as Director of Corporate Affairs at LVMH, working with its chairman, Bernard Arnault, and his executive committee on major strategic projects. Mr. Lieber directed LVMH’s strategy in several multi-billion-dollar transactions and business conflicts and managed LVMH’s interests in international trade disputes and European competition clearance situations and other government relations matters. Before joining LVMH, Mr. Lieber practiced law with Cleary, Gottlieb, Steen & Hamilton LLP, where he worked in New York on international securities offerings, privatizations and real estate transactions, and in Paris representing clients in cross-border acquisitions and joint ventures in the media, luxury goods and pharmaceuticals sectors. Mr. Lieber is a director of numerous companies, including LVMH Moet Hennessy Louis Vuitton Inc., DFS Group and Gabriel Resources Ltd., as well as of Stanhope Capital Group, a private wealth manager with offices in New York, London, Geneva, Paris, Philadelphia and Palm Beach. He is also a director of the French-American Foundation and a member of Panthera’s Conservation Council. Mr. Lieber is an attorney admitted to practice in the State of New York and a member of the Council on Foreign Relations and the Global Advisory Council of the Woodrow Wilson Center for International Scholars. Mr. Lieber holds a Juris Doctor degree cum laude from Northwestern University School of Law in Chicago, Illinois, where he was a member of the Order of the Coif, and a Master in Public Policy from Harvard University’s Kennedy School of Government, in Cambridge, Massachusetts. He received his Bachelor of Arts from Wesleyan University in Middletown, Connecticut, with honors in art history. Mr. Lieber was selected to serve on our board of directors due to his extensive experience as a strategic advisor to multinational businesses and his experience as a board member of public and private companies.

Mary C. Tanner has served as one of our directors since December 2021. Ms. Tanner has more than 30 years of leadership experience in investment banking and has served as a director on numerous private and public companies. Ms. Tanner is Senior Managing Director of ELSP, of which she is a co-founder. Ms. Tanner specializes in healthcare investment and strategic advisory work, including mergers and acquisitions, licensing, corporate minority strategic investments and fund raising. Ms. Tanner is also an active venture capital investor. Before founding ELSP with her husband and long standing business partner, Frederick Frank, Ms. Tanner held leadership positions for over 20 years in investment banking at Lehman Brothers, Bear Stearns and PJ Solomon. Ms. Tanner has directed over 500 mergers and acquisitions, over 130 initial public offerings and hundreds of financings and is highly experienced in mergers involving spinoffs of public companies. Ms. Tanner has significant expertise in life sciences, traditional pharmaceutical industries and consumer healthcare. Advisory clients of Ms. Tanner have included Pfizer Inc., Block Drug, Amgen Inc., Rhône-Poulenc S.A., Marion Merrell Dow, Inc., BASF SE, Sanofi S.A., Revlon, Inc., Fabergé and L’Oréal S.A. Ms. Tanner was a 10-year member of the board of directors of Lineagen, Inc., a molecular diagnostic company, which was merged with Bionano Genomics, Inc. in 2021, and she was Chair of its Audit and Compliance Committee. As a member of the board of directors of Genticel, S.A., an immune oncology company in France, she assisted in merging the company with Genkyotex, a Swiss/French publicly listed company, in a cross border transaction with Calliditas Therapeutics AB, a Swedish, Nasdaq-listed company. Previously, for a decade, she served on the board of directors of Evotec SE, a German company which is one of the largest companies in early stage contract research organization research. Ms. Tanner previously served on the board of directors of the consumer products company Block Drug prior to its sale to GlaxoSmithKline plc.

Ms. Tanner received a B.A. magna cum laude from Harvard University. She serves on the Advisory Board of the Yale School of Management and is an advisor to the Blavatnik Fund for Innovation at Yale and the Yale Center for Biomedical Innovation and Technology. Ms. Tanner was selected to serve on our board of directors due to her extensive experience directing mergers and acquisitions and serving on public company boards of directors.

Laura A. Weil has served as one of our directors since December 2021. Ms. Weil has over 25 years of corporate leadership experience. Ms. Weil has been an independent director of Carnival Corporation since 2007 and is a member of the audit, compliance and compensation committees. She is also an independent director of Global Fashion Group, SA since 2019. She previously served as a Director of Christopher & Banks Corporation. Ms. Weil is the Founder and has been the Managing Partner of Village Lane Advisory LLC, which specializes in providing executive and strategic consulting services to retailers as well as private equity firms, since 2015. Previously, Ms. Weil was the Executive Vice President and Chief Operating Officer of New York & Company, Inc., the Chief Executive Officer of Ashley Stewart LLC, the Chief Executive Officer of Urban Brands, Inc., the Chief Operating Officer of AnnTaylor Stores Corporation, the Chief Financial Officer of American Eagle Outfitters, Inc., and the Vice President Finance and CFO Credit Operations for Macy’s Inc. Ms. Weil was also a senior executive with investment banking firms including Oppenheimer and Lehman Brothers. Ms. Weil received a B.A. in Art History and Government from Smith College and an MBA from Columbia University Business School. Ms. Weil was selected to serve on our board of directors due to her extensive financial expertise and substantial experience in public company governance as a director and an executive officer.

Advisory Board

In addition to our team described above, the following individuals serve on our advisory board:

Victor J. Barnett has considerable experience as a successful investor in and leader of multiple global businesses. Mr. Barnett was a Director and member of the Executive Committee directing the affairs of GUS for over 20 years. Mr. Barnett also served as the Executive Chairman of Burberry and was the chief visionary for its operational reorganization and transformation. Mr. Barnett also led the global expansion, via $2.7 billion of acquisitions, of Experian. Mr. Barnett was previously a Director of Revlon and of various other private companies.

David C. Blatte has over 30 years of investment banking and private equity investing experience in the consumer and retail industry sectors. He is also a seasoned operating executive in the pet industry. He is the Chairman of Worldwise, Inc., one of the five largest pet accessory companies in the U.S., and was the Founder and CEO of Quaker Pet Group, one of Worldwise’s operating businesses. Mr. Blatte is a former Partner at Centre Partners, a former Partner at Catterton Partners, and a former Managing Director at Donaldson Lufkin & Jenrette Securities Corp. He holds a B.S. from the Wharton School of Business of the University of Pennsylvania.

Noah Gottdiener has 35 years of corporate leadership and investment banking experience. Mr. Gottdiener is the Executive Chairman of Kroll, formerly Duff & Phelps Corp., and chairs Kroll’s board of directors. He served as Chief Executive Officer and Chairman of the Board from 2004 to 2020. During that time, revenue increased from $30 million in 2004 to over $1 billion. Kroll has nearly 5,000 professionals in 30 countries and territories around the world. Mr. Gottdiener guided Kroll through a series of acquisitions, an initial public offering and a subsequent going private transaction. In April 2020, Mr. Gottdiener led Kroll through a $4.2 billion acquisition by a global investor consortium. Previously, Mr. Gottdiener was a Partner with Thomas Weisel Partners and Furman Selz LLC, and a Managing Director at Lehman Brothers Holdings Inc., where he began his career. Mr. Gottdiener is a member of the Council on Foreign Relations and sits on the Board of Trustees of the National Outdoor Leadership School (NOLS). He is a member of the Black Rock Forest Consortium Leadership Council and on the Board of Directors of AZTherapies. He is a former member of the board of trustees of The Brearley School and the Princeton School of Public and International Affairs.

Brandon Ralph is the Founder and Chief Executive Officer of The Unquantifiable, a marketing services consultancy. He has over 20 years of experience navigating consumer content distribution and consumption behavior as a creative leader in omni-channel content-concentric marketing strategies. Mr. Ralph is a Founder and, for seventeen years, was the Chief Creative Officer of Code and Theory, an independent digital first creative agency. At Code and Theory, Mr. Ralph led the creative teams for over 70 fashion, lifestyle, media, and entertainment brands for publishers, including Vice, NBC Olympics, The Huffington Post, Bloomberg, and The Verge. He has also been a trusted creative collaborator for Anna Wintour, Arianna Huffington, Tina Brown, David Carey and Tomas Maier. His unique ability to learn customer behaviors and amplify brands has afforded him the opportunity to deliver award-winning strategies across a broad spectrum of industries. Mr. Ralph’s clients have included Bottega Venetta, Hermes, Burger King and Dr Pepper Snapple Group. Mr. Ralph has also served as the Chief Experience Officer and Chief Creative officer of Equinox Fitness Holdings and as the Chief Creative Officer of NJOY.

Carlos Rohm has been Chief Executive Officer of LCA Capital, a family office with ties to Mexico, since 2007. Previously, Mr. Rohm was a Principal of JPMorgan Partners. Mr. Rohm has been a director of and is a member of the Operating Committee of Grupo Aeroportuario del Pacifico. He is also a director of FIBRA Storage and Liv Capital Acquisition Corp., a special purpose acquisition company.

Ronald Stern is a highly experienced marketing and operations executive who has also been actively involved in evaluating and pursuing investment opportunities with Meadow Lane. Mr. Stern was the President and a long-time executive of SlimFast prior to its sale for $2 billion to Unilever PLC and subsequently served as a Consultant to Unilever. Mr. Stern is an active angel investor in emerging companies and advises a number of consumer-facing and health oriented businesses.

Jonathan H. Weis has over 30 years of corporate leadership experience. He has been the Chairman, President and Chief Executive Officer of Weis Markets, a leading regional supermarket chain with over 23,000 employees and 197 stores, since 2014 and has served in executive capacities with Weis Markets since 1989. Under the leadership of Mr. Weis, Weis Markets has expanded its operations significantly both organically and via acquisition and has maintained its market position in a highly competitive environment. Mr. Weis has also been responsible for establishing and implementing major strategic initiatives that reflect Weis Markets’ focus on understanding continuously evolving consumer perspectives, optimizing organizational issues with respect to human capital and operational capabilities and controlling, increasing and maximizing the considerable intellectual property associated with Weis Markets.

Our advisory board members (i) assist us in sourcing potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, our advisory board members do not perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are also not subject to the fiduciary requirements to which our board members are subject. We may modify or expand our roster of advisory board members as we source potential business combination targets or create value in businesses that we may pursue or acquire.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of James E. Lieber, Mary C. Tanner and Laura A. Weil is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of our board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have established three standing committees — an audit committee, a compensation committee and a nominating and corporate governance committee, each composed of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mary C. Tanner, James E. Lieber and Laura A. Weil. Mary C. Tanner serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of Mary C. Tanner, James E. Lieber and Laura A. Weil qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Laura A. Weil, James E. Lieber and Mary C. Tanner. Laura A. Weil serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are James E. Lieber, Mary C. Tanner, and Laura A. Weil. James E. Lieber will serve as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website (PearlHAC.com) under “Corporate Governance”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Certain members of our team have fiduciary duties to Meadow Lane and to certain companies in which Meadow Lane has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our officers, directors and members of our Advisory Board have agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company with a class of securities registered under the Exchange Act without our prior written consent, which will not be unreasonably withheld.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors —Certain of our directors, officers and advisory board members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

In addition, our Sponsor, its members, our officers or our directors or their respective affiliates may be investors, or have other direct or indirect interests, in a business with which we may enter into a Business Combination agreement and/or in certain funds or other persons that own Public Shares or that may otherwise purchase our Class A ordinary shares in the public market.

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company is expected to be primarily passive and advisory in nature. Our advisory board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our advisory board members may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our advisory board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our advisory board members may directly or indirectly receive a financial benefit as a result of such transaction. See “Item 1.A. Risk Factors —Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	Our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Pursuant to a letter agreement entered into with us, our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, pursuant to such letter agreement, our initial shareholders, directors and officers have agreed not to transfer, assign or sell their Founder Shares until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and our team may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Craig E. Barnett	Meadow Lane Capital	Investments	Chief Executive Officer
	Barnett & Partners Advisors, LLC	Advisory services	Chief Executive Officer

Terry Duddy	Majid Al Futtaim Properties LLC	Property Management	Non-Executive Director
	Catch 22 Charity Ltd	Charity	Non-Executive Chair
	London Marathon Events Ltd	Charity	Non-Executive Chair

Martin F. Lewis	Meadow Lane Capital	Investments	Managing Principal
	MM Dillon & Co.	Advisory services	Managing Director

Scott M. Napolitano	Scott Michael Partners LLC	Advisory services	Managing Member

James E. Lieber	Lieber Strategies	Consulting	Founder and President
	LVMH Moet Hennessy Louis Vuitton Inc.	Consumer goods	Director
	DFS Group	Consumer goods	Director
	Gabriel Resources Ltd.	Mining	Director
	Stanhope Capital Group	Wealth management	Director

Mary C. Tanner	EVOLUTION Life Sciences Partners	Advisory services	Co-Founder and Senior Managing Director

Laura A. Weil	Carnival Corporation Global Fashion Group, SA	Tourism Consumer goods	Director Director
	Village Lane Advisory LLC	Consulting	Founder and Managing Partner

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial Business Combination is fair to our Company from a financial point of view. Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares (and their permitted transferees will agree) and Public Shares held by them in favor of our initial Business Combination.

Item 11.	Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay our Sponsor a total of $15,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their affiliates.

After the completion of our initial Business Combination, directors or members of our team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 28, 2022 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 28, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Pearl Holdings Sponsor LLC (our Sponsor)(4)	—	—	5,000,000	20.0%
Craig E. Barnett(4)	—	—	5,000,000	20.0%
Terry Duddy	—	—	—	—
Martin F. Lewis	—	—	—	—
Scott M. Napolitano	—	—	—	—
James E. Lieber	—	—	—	—
Mary C. Tanner	—	—	—	—
Laura A. Weil	—	—	—	—
All directors and officers as a group (7 individuals)	—	—	5,000,000	20.0%

Millennium Management LLC(5)	1,179,950	5.9%	—	—
Adage Capital Partners, L.P.(6)	1,500,000	7.5%	—	—
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(7)	1,000,000	5.0%	—	—

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261319).
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pearl Holdings Acquisition Corp, 767 Third Avenue, 11th Floor, New York, New York 10017.
(3)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261319) entitled “Description of Securities.”
(4)	Pearl Holdings Sponsor LLC, our Sponsor, is the record holder of the 5,000,000 Founder Shares reported herein. The manager of our Sponsor is Craig E. Barnett. By virtue of his control over our Sponsor, Craig E. Barnett may be deemed to beneficially own shares held by our Sponsor.

(5)	Shares beneficially owned are based on Schedule 13G filed with the SEC on February 2, 2022, by Millennium Management LLC, a Delaware limited liability company, with respect to the Class A ordinary shares directly owned by it. As of the date thereof, the Millennium Management LLC may be deemed to be the beneficial owner of the 1,179,950 Class A ordinary shares. The securities potentially beneficially owned by Millennium Management LLC are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address of Millennium Management LLC, as reported in the Schedule 13G is 399 Park Avenue, New York, New York 10022.
(6)	Shares beneficially owned are based on Schedule 13G filed with the SEC on December 27, 2021, by Adage Capital Partners, L.P., a Delaware limited partnership, with respect to the Class A ordinary shares directly and indirectly owned by it. Adage Capital Partners, L.P. is indirectly controlled by Robert Atchinson and Phillip Gross, each of whom may be deemed to beneficially own shares held by Adage Capital Partners, L.P. As of the date thereof, Adage Capital Partners, L.P. may be deemed to be the beneficial owner of the 1,500,000 Class A ordinary shares. The address of Adage Capital Partners, L.P., as reported in the Schedule 13G is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(7)	Shares beneficially owned are based on Schedule 13G filed with the SEC on February 3, 2022, by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”), with respect to the Class A ordinary shares directly owned by it. As of the date thereof, Calamos may be deemed to be the beneficial owner of the 1,000,000 Class A ordinary shares. The address of Calamos, as reported in the Schedule 13G is 2020 Calamos Court, Naperville, IL 60563.

Our initial shareholders beneficially own approximately 20.0% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to purchase an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,031,250, resulting in an effective purchase price paid for the Founder Shares of approximately $0.005 per share. On December 22, 2021, 2022, due to the partial exercise of the over-allotment option by the underwriter of the Initial Public Offering, the Sponsor forfeited 31,250 Class B Ordinary Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) subsequent to the initial Business Combination (i) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of our Initial Public Offering our Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, for an aggregate of $1,000,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering and deposited in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Letter Agreement

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of our initial Business Combination, (B) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of our Initial Public Offering or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete an initial Business Combination within 18 months (or up to 24 months if our Sponsor exercises its extension options) from the closing of our Initial Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete an initial Business Combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment as described in our amended and restated certificate of incorporation. If we submit an initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. As of December 31, 2021, the Company accrued $8,709 for the administrative support services in Due to Related Party.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021		For the Year ended December 31, 2020
Audit Fees(1)		$115,000	$—
Audit-Related Fees(2)		$—	$—
Tax Fees(3)		$—	$—
All Other Fees(4)		$—	$—
Total	$		$—

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated December 14, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated December 14, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Private Placement Warrants Purchase Agreement, dated December 14, 2021, between the Company and the Sponsor.
10.5(1)	Support Services Agreement, dated December 14, 2021, between the Company and the Sponsor.
10.6*	Indemnity Agreement, dated December 14, 2021, between the Company and Craig E. Barnett
10.7*	Indemnity Agreement, dated December 14, 2021, between the Company and Terry Duddy
10.8*	Indemnity Agreement, dated December 14, 2021, between the Company and Martin F. Lewis
10.9*	Indemnity Agreement, dated December 14, 2021, between the Company and Scott M. Napolitano
10.10*	Indemnity Agreement, dated December 14, 2021, between the Company and James E. Lieber
10.11*	Indemnity Agreement, dated December 14, 2021, between the Company and Mary C. Tanner
10.12*	Indemnity Agreement, dated December 14, 2021, between the Company and Laura A. Weil
14.1*	Code of Ethics and Business Conduct of Pearl Holdings Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2021.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEARL HOLDINGS ACQUISITION CORP

Date: March 31, 2022	/s/ Craig E. Barnett
	By:	Craig E. Barnett
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig E. Barnett
Name:	Craig E. Barnett
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	March 31, 2022

/s/ Martin F. Lewis
Name:	Martin F. Lewis
Title:	Managing Director and Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Date:	March 31, 2022

/s/ Terry Duddy
Name:	Terry Duddy
Title:	Vice Chairman and Director
Date:	March 31, 2022

/s/ Scott M. Napolitano
Name:	Scott M. Napolitano
Title:	Managing Director
Date:	March 31, 2022

/s/ James E. Lieber
Name:	James E. Lieber
Title:	Director
Date:	March 31, 2022

/s/ Mary C. Tanner
Name:	Mary C. Tanner
Title:	Director
Date:	March 31, 2022

/s/ Laura A. Weil
Name:	Laura A. Weil
Title:	Director
Date:	March 31, 2022

PEARL HOLDINGS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pearl Holdings Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pearl Holdings Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholder’s deficit, and cash flows for the period from March 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Charlotte, NC

March 31, 2022

PEARL HOLDINGS ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2021

Assets
Cash	$1,369,047
Prepaid expenses	85,272
Total current assets	1,454,319
Cash held in Trust Account	204,000,000
Total assets	$205,454,319

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$246,891
Due to related party	8,709
Total current liabilities	255,600
Deferred underwriters’ discount	7,000,000
Total liabilities	7,255,600

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value, at December 31, 2021	204,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	-
Accumulated deficit	(5,801,781)
Total shareholders’ deficit	(5,801,281)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$205,454,319

The accompanying notes are an integral part of the financial statement.

PEARL HOLDINGS ACQUISITION CORP
STATEMENT OF OPERATIONS

For the Period from March 23, 2021 (Inception) through December 31, 2021
Formation and operating costs	$113,693
Net loss	$(113,693)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	1,012,324
Basic and diluted net income per share, Class A ordinary share subject to possible redemption	$4.31
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	6,444,872
Basic and diluted net income per share, Non-redeemable Class B ordinary share	$(0.69)

The accompanying notes are an integral part of the financial statements.

PEARL HOLDINGS ACQUISITION CORP
STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDER’S DEFICIT

	Class A Ordinary shares subject to possible redemption		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000
Public Offering (IPO and exercise of Overallotment)	20,000,000	181,976,280	—	—	6,311,132	—	6,311,132
Forfeiture of Class B Shares Upon Exercise of Overallotment	—	—	(31,250)	(3)	3	—	—
Issuance of Private Warrants	—	—	—	—	10,000,000	—	10,000,000
Accretion of Class A Common stock to redemption value	—	22,023,720	—	—	(16,335,632)	(5,688,088)	(22,023,720)
Net loss	—	—	—	—	—	(113,693)	(113,693)
Balance as of December 31, 2021	20,000,000	$204,000,000	5,000,000	$500	$—	$(5,801,781)	$(5,801,281)

The accompanying notes are an integral part of the financial statements.

PEARL HOLDINGS ACQUISITION CORP
STATEMENT OF CASH FLOWS

For the
Period from
March 23, 2021
(Inception) through
December 31,
2021
Cash flows from operating activities:
Net loss	$(113,693)
Changes in current assets and liabilities:
Prepaid assets	(85,272)
Accounts payable and accrued expense	246,891
Due to related parties	8,709
Net cash provided by operating activities	56,635

Cash flows from investing activities:
Purchase of investments held in Trust Account	(204,000,000)
Cash flows used investing activities:	(204,000,000)

Cash flows from financing activities:
Proceeds from initial public offering and exercise of overallotment, net of underwriters’ fees	196,000,000
Proceeds from private placement	10,000,000
Repayment of promissory note	(244,648)
Payment of deferred offering costs	(442,940)
Net cash provided by financing activities	205,312,412

Net change in cash	1,369,047
Cash, beginning of the period	-
Cash, end of the period	$1,369,047

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$244,648
Deferred underwriting commissions	$7,000,000
Accretion of Class A ordinary stock subject to possible redemption	$22,023,720

The accompanying notes are an integral part of the financial statements.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Note 1 — Organization, Business Operations and Liquidity

Pearl Holdings Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intend to focus its search for a target business operating in the lifestyle, health and wellness and technology sectors.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000

Transaction costs related to the Public Offering amounted to $11,712,588 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, and $712,588 of other offering costs. In addition, $1,287,412 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, we estimate that the interest earned on the Trust Account will be approximately $12,000 per year, assuming an interest rate of 0.01% per year. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on December 17, 2021 and the overallotment on December 22, 2021, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, the Company estimate that the interest earned on the Trust Account will be approximately $12,000 per year, assuming an interest rate of 0.01% per year. the Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company do not complete its initial Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of its initial Business Combination, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity pursuant to the completion of the Public Offering and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination or certain amendments to the amended and restated memorandum and articles of association as described elsewhere in this prospectus. In addition, the initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the prescribed time frame. However, if the initial shareholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than its independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust Assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern

As of December 31, 2021, the Company had $1,369,047 in operating cash and working capital of $1,198,719. The Company’s liquidity needs up to December 31, 2021, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. This financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, the close of its Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,369,047 in cash and no cash equivalents as of December 31, 2021.

Cash Held in Trust Account

Following the closing of the IPO on December 17, 2021 and the partial exercise on December 22, 2021 of the overallotment, an amount of $204,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within the Combination Period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A shares and the Public Warrants based on the relative value of those instruments. Accordingly, on December 17, 2021, offering costs totaling $11,712,588 (consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions and $712,588 of actual offering costs) were recognized, of which $392,590 was allocated to the Public Warrants and charged against additional paid-in capital and $11,319,998 were allocated to Class A shares reducing the initial carrying amount of such shares.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary stockholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the period from
March 23, 2021
(inception) through
December 31, 2021
Net Loss	$(113,693)
Accretion of temporary equity to redemption value	(22,023,720)
Net loss including accretion of temporary equity to redemption value	$(22,137,413)

	For the period from
	March 23, 2021
	(inception) through
	December 31, 2021
	Class A Redeemable	Class B

Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(17,664,473)	$(4,472,940)
Deemed dividend for accretion of temporary equity to redemption value	22,023,720	—
Allocation of net loss	$4,359,247	$(4,472,940)
Denominator:
Weighted-average shares outstanding	1,012,324	6,444,872
Basic and diluted loss per ordinary share	$4.31	$(0.69)

Fair Value of Financial Instruments

FASB ASC 820, “Fair value Measurement,” defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 20,125,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 17, 2021, the Company recorded an accretion of $22,023,720, $16,335,632 of which was recorded in additional paid-in capital and $5,688,088 was recorded in accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04 to codify the consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

On December 17, 2021, the Company consummated its Public Offering of 17,500,000 Units and on December 22, 2021 additional 2,500,000 Units were placed as a result of exercise of the over allotment option by the underwriters. Each Unit had a price of $10.00 and consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO Company’s Sponsor has committed to purchase an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. In connection with exercise of the over allotment option by the underwriters on December 22, 2021 an additional 1,000,000 Private Placement Warrants were purchased by the Sponsor.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Public Offering and deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the Company’s initial Business Combination, (B) to waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an initial Business Combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation. If the Company submits an initial Business Combination to the Company’s public shareholders for a vote, the Company’s initial shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to purchase an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,031,250, resulting in an effective purchase price paid for the Founder Shares of approximately $0.005 per share. Following the completion of the overallotment, the Sponsor surrendered on December 22, 2021 an additional 31,350 Founder Shares, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000, resulting in an effective purchase price paid for the Founder Shares of approximately $0.005 per share.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) subsequent to the initial Business Combination (i) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Promissory Note — Related Party

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. As of December 31, 2021, the Company accrued $8,709 for the administrative support services in Due to Related Party.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Principal Shareholders — Transfers of Founder Shares and Private Placement Warrants.” The Company will bear the expenses incurred in connection with the filing of any such.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. As of December 31, 2021, this option has been partially exercised.

The underwriters earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000 in connection with consummation of the Public Offering and the partial exercise of the shoe on December 22, 2021.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $7,000,000 held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Recurring Fair Value Measurements

As of December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $204,000,000. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,000,000	$—	$—

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and other similar transactions, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including, but not limited to, a private placement of equity or debt.

Public Warrants — Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

In addition, if (x) the Company issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”) for any 20 trading days within any 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares as reported during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the warrant redemption features used in some other blank check offerings. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants may be exercised for cash or on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. The Private Placement Warrants shall not become Public Warrants as a result of any transfer of the Private Placement Warrants, regardless of the transferee.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially securities representing more than 50% of the aggregate voting power represented by the issued and outstanding equity securities of the Company, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value (as defined in the warrant agreement).

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was issued. Based on this, other than as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.