Form 10-Q
period 2022-03-31
Pearl Holdings Acquisition Corp
filed 2022-05-16
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

PEARL HOLDINGS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41165	98-1593935
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

767 Third Avenue, 11th Floor New York, NY	10017
(Address Of Principal Executive Offices)	(Zip Code)

(212) 457-1540

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 12, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$660,880	$1,369,047
Prepaid expenses	429,769	85,272
Total current assets	1,090,649	1,454,319
Prepaid expenses, non-current	75,682	—
Cash and investment held in Trust Account	204,013,067	204,000,000
Total assets	$205,179,398	$205,454,319

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$127,112	$246,891
Due to related party	30,000	8,709
Total current liabilities	157,112	255,600
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,157,112	7,255,600

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at $10.20 redemption value at March 31, 2022 and December 31, 2021	204,013,067	204,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	500	500
Accumulated deficit	(5,991,281)	(5,801,781)
Total Shareholders’ Deficit	(5,990,781)	(5,801,281)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$205,179,398	$205,454,319

The accompanying notes are an integral part of these condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the period from March 23, 2021 (inception) through March 31, 2021
Formation and operating costs	$189,500	$21,038
Loss from operations	(189,500)	(21,038)

Other income
Interest income on cash held in Trust Account	13,067	—
Total other income	13,067	—

Net loss	(176,433)	(21,038)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.01)	$—
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	4,375,000
Basic and diluted net loss per share, Non-redeemable Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$—	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	—	13,067	—	—	—	(13,067)	(13,067)
Net loss	—	—	—	—	—	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	$204,013,067	5,000,000	$500	$—	$(5,991,281)	$(5,990,781)

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(21,038)	(21,038)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(21,038)	$3,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from March 23, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(176,433)	$(21,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	15,082
Interest earned on cash held in Trust Account	(13,067)	—
Changes in current assets and liabilities:
Prepaid expenses	(420,179)	5,956
Accrued offering costs and expenses	(119,779)	—
Due to related party	21,291	—
Net cash used in operating activities	(708,167)	—

Net change in cash	(708,167)	—
Cash, beginning of the period	1,369,047	—
Cash, end of the period	$660,880	$—

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs and expenses	$—	$184,098
Accretion of Class A ordinary shares to redemption value	$13,067	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Liquidity

Pearl Holdings Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business operating in the lifestyle, health and wellness and technology sectors.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000

Transaction costs related to the Public Offering amounted to $11,712,588 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, and $712,588 of other offering costs. In addition, $1,287,412 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, we estimate that the interest earned on the Trust Account will be approximately $60,000 per year, assuming an interest rate of 0.03% per year. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity pursuant to the completion of the Public Offering and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Going Concern

As of March 31, 2022, the Company had $660,880 in operating cash and working capital of $933,537. The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations, the close of its Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparative Balance

Balances as of and for the period from March 23, 2021 (inception) through March 31, 2021 were based on the SEC Form S1 filed on November 24, 2021 which had March 23, 2021 to April 3, 2021 financial information. The differences between March 23, 2021 (inception) to March 31, 2021 and March 23, 2021 (inception) to April 3, 2021 are immaterial for adjustment. Accordingly, the Statement of Operations, Statement of Cash Flows, Statement of Changes in Shareholder’s Deficit and EPS table for the period ended March 23, 2021 (inception) to March 31, 2021 includes balances up to April 3, 2021.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited ‘condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements is in conformity with US GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $660,880 and $1,369,047 in cash and cash equivalents as of March 31, 2022 and December 31, 2021 respectively.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A shares and the Public Warrants based on the relative value of those instruments. Accordingly, on December 17, 2021, offering costs totalling $11,712,588 (consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions and $712,588 of actual offering costs) were recognized, of which $392,590 was allocated to the Public Warrants and charged against additional paid-in capital and $11,319,998 were allocated to Class A shares reducing the initial carrying amount of such shares.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary shareholders adjust the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net loss per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2022	For the period from March 23, 2021 (inception) to March 31, 2021
Net loss	$(176,433)	$(21,038)
Accretion of temporary equity to redemption value	13,067	—
Net loss including accretion of temporary equity to redemption value	$(163,366)	$(21,038)

	For the three months ended March 31, 2022		For the period from March 23, 2021 (inception) to March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(130,693)	$(32,673)	$—	$(21,038)
Deemed dividend for accretion of temporary equity to redemption value	(13,067)	—	—	—
Allocation of net loss	$(143,760)	$(32,673)	$—	$(21,038)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	4,375,000

Basic and diluted loss per share	$(0.01)	$(0.01)	$—	$(0.00)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. The adoption did not impact the Company’s financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04 to codify the consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s ordinary shares). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

On December 17, 2021, the Company consummated its Public Offering of 17,500,000 Units and on December 22, 2021 additional 2,500,000 Units were placed as a result of exercise of the overallotment option by the underwriters. Each Unit had a price of $10.00 and consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO Company’s Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate. In connection with exercise of the overallotment option by the underwriters on December 22, 2021 an additional 1,000,000 Private Placement Warrants were purchased by the Sponsor.

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

Promissory Note — Related Party

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. As of March 31, 2022 and March 31, 2021, the Company incurred $51,291 and $8,709, respectively for the administrative support services. For the three months ended March 31, 2022 and for the year ended December 31, 2021 administrative service fee incurred by the Company is $45,000 and $0, respectively. As of March 31, 2022 and December 31, 2021, there was and advance payment to Sponsor of $6,291 and $0, respectively.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. As December 31, 2021, this option has been partially exercised, and the remaining over-allotment option expired as of March 31, 2022.

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

Note 7 — Recurring Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $204,013,067, and $204,000,000, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,013,067	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,000,000	$—	$—

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements is issued. Based on this, other than as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Pearl Holdings Acquisition Corp,” “our,” “us” or “we” refer to Pearl Holdings Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, at March 31, 2022 we had cash of $660,880 outside of our trust account and working capital of $933,537. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $176,433 which consists of formation and operating costs amounting to $189,500 offset by interest income on cash held in Trust Account amounting to $13,067.

For the three months ended March 31, 2021, we had a net loss of $21,038 which is mainly from formation and operating costs.

Our business activities as of March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of March 31, 2022, there were no borrowings under the promissory note. The net proceeds from (1) the sale of the units in the offering and the over-allotment, after deducting payment of accrued offering expenses of approximately $712,588 and underwriting commissions of $4,000,000, excluding deferred underwriting commissions of $7,000,000 and (2) the sale of the private placement warrants for a purchase price of $10,000,000 was $205,287,412. Of this amount, $204,000,000 was deposited into the trust account. The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining $660,880 will not be held in the trust account.

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

Prior to the completion of our initial business combination, we will have available to us $660,880 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $180,000 for legal and accounting fees related to regulatory reporting requirements; $129,500 for continued exchange listing fees; $240,000 for office space, administrative and support services; and approximately $25,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the closing of the offering. These loans were repaid upon completion of the offering. As of March 31, 2022, there were no borrowings under the promissory note.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events.

Offering Costs Associated with IPO

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A shares and the Public Warrants based on the relative value of those instruments.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro-rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary shareholders adjust the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, we treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net loss per ordinary share.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2022 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except for those included below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with the Initial Public Offering we incurred offering costs of approximately $11,712,588 (including deferred underwriting commissions of $7,000,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $204,000,000 from the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer