Form 10-Q
period 2022-06-30
Pearl Holdings Acquisition Corp
filed 2022-08-15
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 23, 2021 (inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash	$623,914	$1,369,047
Prepaid expenses	380,902	85,272
Total current assets	1,004,816	1,454,319
Cash and investment held in Trust Account	204,280,292	204,000,000
Total assets	$205,285,108	$205,454,319

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$139,272	$246,891
Due to related party	38,709	8,709
Total current liabilities	177,981	255,600
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,177,981	7,255,600

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at June 30, 2022 and December 31, 2021	204,280,292	204,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	500	500
Accumulated deficit	(6,173,665)	(5,801,781)
Total Shareholders’ Deficit	(6,173,165)	(5,801,281)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$205,285,108	$205,454,319

The accompanying notes are an integral part of these condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 23, 2021 (inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$182,384	$12,947	$371,884	$33,985
Loss from operations	(182,384)	(12,947)	(371,884)	(33,985)

Other income
Interest earned on cash held in Trust Account	267,225	—	280,292	—
Total other income	267,225	—	280,292	—

Net income (loss)	$84,841	$(12,947)	$(91,592)	$(33,985)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.01	$—	$(0.00)	$—
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	4,230,769	5,000,000	3,811,881
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$—	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	—	13,067	—	—	—	(13,067)	(13,067)
Net loss	—	—	—	—	—	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	204,013,067	5,000,000	500	—	(5,991,281)	(5,990,781)
Accretion of Class A ordinary shares to redemption value	—	267,225	—	—	—	(267,225)	(267,225)
Net income	—	—	—	—	—	84,841	84,841
Balance as of June 30, 2022	20,000,000	$204,280,292	5,000,000	$500	$—	$(6,173,665)	$(6,173,165)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(21,038)	(21,038)
Balance as of March 31, 2021	—	—	5,031,250	503	24,497	(21,038)	3,962
Net loss	—	—	—	—	—	(12,947)	(12,947)
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(33,985)	$(8,985)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from March 23, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(91,592)	$(33,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	15,082
Interest earned on cash held in Trust Account	(280,292)	—
Changes in current assets and liabilities:
Prepaid expenses	(295,630)	—
Accrued offering costs and expenses	(107,619)	18,903
Due to related party		—
Net cash used in operating activities	(775,133)	—

Cash flows from financing activities:
Advances from related party	75,000	—
Repayment of advances from related party	(45,000)	—
Net cash provided by financing activities	30,000	—

Net change in cash	(745,133)	—
Cash, beginning of the period	1,369,047	—
Cash, end of the period	$623,914	$—

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs and expenses	$—	$687,655
Accretion of Class A ordinary shares to redemption value	$280,292	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Liquidity

Pearl Holdings Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business operating in the lifestyle, health and wellness and technology sectors.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, we estimate that the interest earned on the Trust Account will be approximately $1,200,000 per year, assuming an interest rate of 0.59% per year. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

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

Going Concern

As of June 30, 2022, the Company had $623,914 in operating cash and working capital of $826,835. The Company’s liquidity needs up to June 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations, the close of its Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements is in conformity with US GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $623,914 and $1,369,047 in cash as of June 30, 2022 and December 31, 2021 respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three and six months ended June 30, 2022, three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net income (loss) for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net income (loss) per share attributable to ordinary shareholders adjust the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 23, 2021 (inception) through June 30,
	2022	2021	2022	2021
Net income (loss)	$84,841	$(12,947)	$(91,592)	$(33,985)
Less: Accretion of temporary equity to redemption value	267,225	—	280,292	—
Net income (loss) including accretion of temporary equity to redemption value	$(182,384)	$(12,947)	$(371,884)	$(33,985)

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(145,907)	$(36,477)	$—	$(12,947)
Deemed dividend for accretion of temporary equity to redemption value	267,225	—	—	—
Allocation of net income (loss)	$121,318	$(36,477)	$—	$(12,947)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	4,230,769

Basic and diluted income (loss) per share	$0.01	$(0.01)	$—	$(0.00)

	For the six months ended June 30, 2022		For the period from March 23, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(297,507)	$(74,377)	$—	$(33,985)
Deemed dividend for accretion of temporary equity to redemption value	280,292	—	—	—
Allocation of net income (loss)	$(17,215)	$(74,377)	$—	$(33,985)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	3,811,881

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$—	$(0.01)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three and six months ended June 30, 2022 administrative service fee incurred by the Company is $45,000, and $90,000, respectively.

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

 Vendor Agreements

As of June 30, 2022, the Company incurred legal fees of approximately $635,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of June 30, 2022 and December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $204,280,292, and $204,000,000, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of June 30, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,280,292	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,000,000	$—	$—

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

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

As indicated in the accompanying financial statements, at June 30, 2022 we had cash of $623,914 outside of our trust account and working capital of $826,835. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2022, we had a net income of $84,841 which consists of interest earned on cash held in Trust Account amounting to $267,225, offset by formation and operating costs amounting to $182,384.

For the six months ended June 30, 2022, we had a net loss of $91,592 which consists of formation and operating costs amounting to $371,884 offset by interest earned on cash held in Trust Account amounting to $280,292.

For the three months ended June 30, 2021, we had a net loss of $12,947 which consists of formation and operating costs.

For the period from March 23, 2021 (inception) through June 30, 2021, we had a net loss of $33,985 which consists of formation and operating costs.

Our business activities as of June 30, 2022 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2022, there were no borrowings under the promissory note. The net proceeds from (1) the sale of the units in the offering and the over-allotment, after deducting payment of accrued offering expenses of approximately $712,588 and underwriting commissions of $4,000,000, excluding deferred underwriting commissions of $7,000,000 and (2) the sale of the private placement warrants for a purchase price of $10,000,000 was $205,287,412. Of this amount, $204,000,000 was deposited into the trust account. The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining proceeds of $1,287,412 are not held in the trust account.

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

As of June 30, 2022, we had cash of $623,914 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

On April 3, 2021, our sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to our sponsor, or approximately $0.003 per share. In November 2021, our sponsor surrendered an aggregate of 2,156,250 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,031,250. On December 22, 2021 our sponsor surrendered an additional 31,250 upon the partial exercise of the underwriter’s over-allotment option, thereby reducing the aggregate number of founder shares to 5,000,000 and resulting in an effective purchase price paid for the founder shares of approximately $0.005 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. Our initial shareholders collectively own 20% of our issued and outstanding shares.

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

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the closing of the offering. These loans were repaid upon completion of the offering. As of June 30, 2022, there were no borrowings under the promissory note.

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

Our sponsor purchased an aggregate of 10,000,000 private placement warrants at a price of $1.00 per warrant. The private placement warrants are identical to the warrants sold as part of the units in the offering except that: (1) the private placement warrants will not be redeemable by us; (2) the Class A ordinary shares issuable upon exercise of the private placement warrants may be subject to certain transfer restrictions contained in the letter agreement by and among us, the sponsor and any other parties thereto, as amended from time to time; (3) the private placement warrants may be exercised by the holders on a cashless basis; and (4) the holders of private placement warrants (including the ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

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

We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro-rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net income (loss) for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net income (loss) per share attributable to ordinary shareholders adjust the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2022 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 15, 2022	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer