Form 10-Q
period 2022-09-30
Pearl Holdings Acquisition Corp
filed 2022-11-14
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 23, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 23, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 23, 2021 (Inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$466,381	$1,369,047
Due from Sponsor	6,291	-
Prepaid expenses	271,896	85,272
Total current assets	744,568	1,454,319
Cash and investment held in Trust Account	205,182,999	204,000,000
Total assets	$205,927,567	$205,454,319

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$98,112	$246,891
Due to related party	-	8,709
Total current liabilities	98,112	255,600
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,098,112	7,255,600

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at September 30, 2022 and December 31, 2021	205,182,999	204,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(6,354,044)	(5,801,781)
Total Shareholders’ Deficit	(6,353,544)	(5,801,281)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$205,927,567	$205,454,319

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 23, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$180,379	$-	$552,263	$33,985

Loss from operations	(180,379)	-	(552,263)	(33,985)

Other income
Earnings on investments held in Trust Account	902,707	-	1,182,999	-
Total other income	902,707	-	1,182,999	-

Net income (loss)	$722,328	$-	$630,736	$(33,985)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	-	20,000,000	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$-	$0.04	$-

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	4,375,000	5,000,000	4,080,311
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(0.01)	$-	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$-	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	-	13,067	-	-	-	(13,067)	(13,067)
Net loss	-	-	-	-	-	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	204,013,067	5,000,000	500	-	(5,991,281)	(5,990,781)
Accretion of Class A ordinary shares to redemption value	-	267,225	-	-	-	(267,225)	(267,225)
Net income	-	-	-	-	-	84,841	84,841
Balance as of June 30, 2022	20,000,000	204,280,292	5,000,000	500	-	(6,173,665)	(6,173,165)
Accretion of Class A ordinary shares to redemption value	-	902,707	-	-	-	(902,707)	(902,707)
Net income	-	-	-	-	-	722,328	722,328
Balance as of September 30, 2022	20,000,000	$205,182,999	5,000,000	$500	$-	$(6,354,044)	$(6,353,544)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 23, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,031,250	503	24,497	-	25,000
Net loss	-	-	-	-	-	(21,038)	(21,038)
Balance as of March 31, 2021	-	-	5,031,250	503	24,497	(21,038)	3,962
Net loss	-	-	-	-	-	(12,947)	(12,947)
Balance as of June 30, 2021	-	-	5,031,250	503	24,497	(33,985)	(8,985)
Net loss	-	-	-	-	-	-	-
Balance as of September 30, 2021	-	$-	5,031,250	$503	$24,497	$(33,985)	$(8,985)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from March 23, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$630,736	$(33,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	15,082
Earnings on investments held in Trust Account	(1,182,999)	-
Changes in current assets and liabilities:
Prepaid expenses	(186,624)	-
Accrued offering costs and expenses	(148,779)	18,903
Net cash used in operating activities	(887,666)	-

Cash flows from financing activities:
Advances from related party	135,000	-
Payments to related party	(150,000)	-
Net cash used in financing activities	(15,000)	-

Net change in cash	(902,666)	-
Cash, beginning of the period	1,369,047	-
Cash, end of the period	$466,381	$-

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs included in accrued offering costs and expenses	$-	$600,584
Deferred offering costs paid by Sponsor under promissory note	$-	$101,302
Accretion of Class A ordinary shares to redemption value	$1,182,999	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Going Concern

As of September 30, 2022, the Company had $466,381 in operating cash and working capital of $646,456. The Company’s liquidity needs up to September 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $466,381 and $1,369,047 in cash as of September 30, 2022 and December 31, 2021 respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the period from March 23, 2021 (inception) through September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 23, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Net income (loss)	$722,328	$-	$630,736	$(33,985)
Less: Accretion of temporary equity to redemption value	(902,707)	-	(1,182,999)	-
Net income (loss) including accretion of temporary equity to redemption value	$(180,379)	$-	$(552,263)	$(33,985)

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(144,303)	$(36,076)	$-	$-
Deemed dividend for accretion of temporary equity to redemption value	902,707	-	-	-
Allocation of net income (loss)	$758,404	$(36,076)	$-	$-

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	-	4,375,000

Basic and diluted income (loss) per share	$0.04	$(0.01)	$-	$(0.00)

	For the nine months ended September 30, 2022		For the period from March 23, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(441,810)	$(110,453)	$-	$(33,985)
Deemed dividend for accretion of temporary equity to redemption value	1,182,999	-	-	-
Allocation of net income (loss)	$741,189	$(110,453)	$-	$(33,985)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	-	4,080,311

Basic and diluted income (loss) per share	$0.04	$(0.02)	$-	$(0.01)

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Promissory Note — Related Party

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three and nine months ended September 30, 2022 administrative service fee incurred by the Company is $45,000, and $135,000, respectively. For the three months ended September 30, 2021 and for the period from March 23, 2021 (Inception) through September 30, 2021, there was no administrative service incurred. As of September 30, 2022 and December 31, 2021, the Company incurred $135,000 and $8,709, respectively, of administrative services fees. As of September 30, 2022, the Company paid a related party $150,000 resulting in an amount of $6,291 due from sponsor.

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

The underwriters earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000 in connection with consummation of the Public Offering and the partial exercise of the over-allotment option on December 22, 2021.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $7,000,000 held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Vendor Agreements

As of September 30, 2022, the Company incurred legal fees of approximately $667,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $205,182,999, and $204,000,000, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2022	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$205,182,999	$-	$-

December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,000,000	$-	$-

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

As indicated in the accompanying financial statements, at September 30, 2022 we had cash of $466,381 outside of our trust account and working capital of $646,456. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2022, we had a net income of $722,328 which consists of earnings on investments held in Trust Account amounting to $902,707, offset by formation and operating costs amounting to $180,379.

For the nine months ended September 30, 2022, we had a net income of $630,736 which consists of earnings on investments held in Trust Account amounting to $1,182,999, offset by formation and operating costs amounting to $552,263.

For the three months ended September 30, 2021, we had a net loss of $0.

For the period from March 23, 2021 (inception) through September 30, 2021, we had a net loss of $33,985 which consists of formation and operating costs.

Our business activities as of September 30, 2022 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of September 30, 2022, there were no borrowings under the promissory note. The net proceeds from (1) the sale of the units in the offering and the over-allotment, after deducting payment of accrued offering expenses of approximately $712,588 and underwriting commissions of $4,000,000, excluding deferred underwriting commissions of $7,000,000 and (2) the sale of the private placement warrants for a purchase price of $10,000,000 was $205,287,412. Of this amount, $204,000,000 was deposited into the trust account. The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining proceeds of $1,287,412 are not held in the trust account.

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

As of September 30, 2022, we had cash of $466,381 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, the Company incurred $135,000 and $8,709, respectively, of administrative services fees. As of September 30, 2022, the Company repaid $150,000 of these adminstriative serives fees. As a result, an amount of $6,291 remains Due from Sponsor for the related administriative service fee.

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

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the closing of the offering. These loans were repaid upon completion of the offering. As of September 30, 2022, there were no borrowings under the promissory note.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer