Form 10-K
period 2022-12-31
Pearl Holdings Acquisition Corp
filed 2023-03-31
CIK 1856161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $199,000,000.

As of March 31, 2023, there were 20,000,000 of the Registrant’s Class A ordinary shares and 5,000,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our expectations around the performance or projections of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	we have identified a material weakness in our internal control over financial reporting related to our financial close process which resulted in an error in the classification of investing activities in our statement of cash flows;

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Our team seeks to identify businesses that we believe can benefit from our previous experiences and for which there is a clear and convincing vision for the future. We believe that there will be substantial transaction flow with many proprietary opportunities developed by our team and sourced from our unique network of relationships. Our objective is to create value for our shareholders by applying our strategy of identifying promising businesses and leveraging our operational and capital markets expertise to complete a business combination and accelerate future growth.

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

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, we estimate that the interest earned on the Trust Account will be approximately $4 million per year, assuming an average interest rate of 2%% per year. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares.

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2022 relates to our formation, the preparation for the Initial Public Offering and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either: (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial Business Combination, including interest (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per Public Share. The per-share amount to be distributed to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

We have 18 months, until June 17, 2023 (or up to 24 months, until December 17, 2023, if our Sponsor exercises its extension options) from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Effecting a Business Combination

Our Business Strategy

We seek to identify, acquire, and manage a high-quality business that can benefit from our global investment and management experience and capital markets expertise to drive ongoing value creation post-Business Combination in the public markets. We believe the sourcing, valuation, diligence and execution capabilities of our team provides us with a significant pipeline of investment opportunities from which to evaluate and select a business that will benefit from our expertise.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were 480,000,000 and 45,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preference shares issued and outstanding.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K . Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential ‘upside’ of the holder’s investment in our Company.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to our financial close process which resulted in an error in the classification of investing activities in our statement of cash flows. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. As a result, management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that any additional material weaknesses or restatement of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

As of December 31, 2022, we had $410,799 in cash and working capital of $352,024. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

As of March 26, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

As indicated in the accompanying financial statements, at December 31, 2022 we had cash of $410,799 outside of our trust account and working capital of $352,024. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2022, we had a net income of $2,040,450 which consists of earnings on investments held in Trust Account amounting to $2,887,145, offset by formation and operating costs amounting to $846,695.

For the period from March 23, 2021 (Inception) through December 31, 2021, we had a net loss of $113,693 of formation and operating costs.

Our business activities as of December 31, 2022 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2022, there were no borrowings under the promissory note. On December 17, 2021 the IPO was completed and the net proceeds from (1) the sale of the units in the offering and the over-allotment, after deducting payment of accrued offering expenses of approximately $712,588 and underwriting commissions of $4,000,000, excluding deferred underwriting commissions of $7,000,000 and (2) the sale of the private placement warrants for a purchase price of $10,000,000 was $205,287,412. Of this amount, $204,000,000 was deposited into the trust account. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining proceeds of $1,287,412 as of the IPO date were not held in the trust account.

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

As of December 31, 2022, we had cash of $410,799 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company incurred $180,000 and $8,709, respectively, of administrative services fees. As of December 31, 2022, the Company repaid $150,000 of these administrative services fees. As a result, an amount of $38,709 remains Due to Sponsor for the related administrative service fee.

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

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the closing of the offering. These loans were repaid upon completion of the offering. As of December 31, 2022, there were no borrowings under the promissory note.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Annual Results

As of December 31, 2022 and 2021 , we did not have any off-balance sheet arrangements..

Contractual Obligations

Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $15,000 per month for office space, utilities, administrative and support services.

The holders of Founder Shares, Private Placement Warrants, and any warrant that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Principal Shareholders — Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

The underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $7,000,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

JOBS Act

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal controls over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness in our internal controls over financial reporting specifically related to our financial close process which resulted in an error in the classification of investing activities in the statement of cash flows.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, covered by this Annual Report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.

None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Craig E. Barnett	60	Chief Executive Officer and Chairman
Terry Duddy	66	Vice Chairman and Director
Martin F. Lewis	69	Managing Director and Chief Financial Officer
Scott M. Napolitano	45	Managing Director
James E. Lieber	59	Director
Mary C. Tanner	71	Director
Laura A. Weil	65	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information available to us at March 26, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 26, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Pearl Holdings Sponsor LLC (our Sponsor)(4)	—	—	5,000,000	20.0%
Craig E. Barnett(4)	—	—	5,000,000	20.0%
Terry Duddy	—	—	—	—
Martin F. Lewis	—	—	—	—
Scott M. Napolitano	—	—	—	—
James E. Lieber	—	—	—	—
Mary C. Tanner	—	—	—	—
Laura A. Weil	—	—	—	—
All directors and officers as a group (7 individuals)	—	—	5,000,000	20.0%

Millennium Management LLC(5)	1,260,702	6.3%	—	—
Adage Capital Partners, L.P.(6)	1,500,000	7.5%	—	—
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(7)	1,000,000	5.0%	—	—
Aristeia Capital, L.L.C(8)	1,626,919	8.1%	—	—
Taconic Capital Advisors L.P.(9)	1,105,501	5.5%	—	—

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261319).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pearl Holdings Acquisition Corp, 767 Third Avenue, 11th Floor, New York, New York 10017.

(3)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261319) entitled “Description of Securities.”

(4)	Pearl Holdings Sponsor LLC, our Sponsor, is the record holder of the 5,000,000 Founder Shares reported herein. The manager of our Sponsor is Craig E. Barnett. By virtue of his control over our Sponsor, Craig E. Barnett may be deemed to beneficially own shares held by our Sponsor.

(5)	Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 13, 2023, by Millennium Management LLC, a Delaware limited liability company, with respect to the Class A ordinary shares directly owned by it. As of the date thereof, the Millennium Management LLC may be deemed to be the beneficial owner of the 1,260,702 Class A ordinary shares. The securities potentially beneficially owned by Millennium Management LLC are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address of Millennium Management LLC, as reported in the Schedule 13G is 399 Park Avenue, New York, New York 10022.

(6)	Shares beneficially owned are based on Schedule 13G filed with the SEC on December 27, 2021, by Adage Capital Partners, L.P., a Delaware limited partnership, with respect to the Class A ordinary shares directly and indirectly owned by it. Adage Capital Partners, L.P. is indirectly controlled by Robert Atchinson and Phillip Gross, each of whom may be deemed to beneficially own shares held by Adage Capital Partners, L.P. As of the date thereof, Adage Capital Partners, L.P. may be deemed to be the beneficial owner of the 1,500,000 Class A ordinary shares. The address of Adage Capital Partners, L.P., as reported in the Schedule 13G is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(7)	Shares beneficially owned are based on Schedule 13G filed with the SEC on February 3, 2022, by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”), with respect to the Class A ordinary shares directly owned by it. As of the date thereof, Calamos may be deemed to be the beneficial owner of the 1,000,000 Class A ordinary shares. The address of Calamos, as reported in the Schedule 13G is 2020 Calamos Court, Naperville, IL 60563.

(8)	Shares beneficially owned are based on Schedule 13G filed with the SEC on February 10, 2023, by Aristeia Capital, L.L.C., a Delaware limited liability company, with respect to the Class A ordinary shares directly and indirectly owned by it. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the Class A ordinary shares held by, one or more private investment funds. The address of Aristeia Capital, L.L.C., as reported in the Schedule 13G is 654 Madison Avenue, Suite 1009, New York, New York 10065.

(9)	According to a Schedule 13G filed on February 10, 2023, Taconic Capital Advisors L.P. (Taconic Advisors LP), Taconic Capital Advisors UK LLP (Taconic Advisors UK), Taconic Associates LLC (Taconic Associates), Taconic Capital Partners LLC (Taconic Capital), Taconic Capital Performance Partners LLC (Taconic Partners) and Frank P. Brosens (Mr. Brosens) held 1,105,501 Class A ordinary shares. The address of the principal business office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.

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

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Audit Fees(1)	$75,825	$115,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$75,825	$115,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated December 14, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated December 14, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Private Placement Warrants Purchase Agreement, dated December 14, 2021, between the Company and the Sponsor.
10.5(1)	Support Services Agreement, dated December 14, 2021, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Craig E. Barnett
10.7(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Terry Duddy
10.8(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Martin F. Lewis
10.9(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Scott M. Napolitano
10.10(2)	Indemnity Agreement, dated December 14, 2021, between the Company and James E. Lieber
10.11(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Mary C. Tanner
10.12(2)	Indemnity Agreement, dated December 14, 2021, between the Company and Laura A. Weil
14.1(2)	Code of Ethics and Business Conduct of Pearl Holdings Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEARL HOLDINGS ACQUISITION CORP

Date: March 31, 2023	/s/ Craig E. Barnett
	By:	Craig E. Barnett
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 2023 and in the capacities indicated.

/s/ Craig E. Barnett
Name:	Craig E. Barnett
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Martin F. Lewis
Name:	Martin F. Lewis
Title:	Managing Director and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Terry Duddy
Name:	Terry Duddy
Title:	Vice Chairman and Director

/s/ Scott M. Napolitano
Name:	Scott M. Napolitano
Title:	Managing Director

/s/ James E. Lieber
Name:	James E. Lieber
Title:	Director

/s/ Mary C. Tanner
Name:	Mary C. Tanner
Title:	Director

/s/ Laura A. Weil
Name:	Laura A. Weil
Title:	Director

PEARL HOLDINGS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pearl Holdings Acquisition Corp

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pearl Holdings Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

PEARL HOLDINGS ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$410,799	$1,369,047
Prepaid expenses	168,343	85,272
Total current assets	579,142	1,454,319
Cash and investment held in Trust Account	206,887,145	204,000,000
Total assets	$207,466,287	$205,454,319

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$188,409	$246,891
Due to related party	38,709	8,709
Total current liabilities	227,118	255,600
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,227,118	7,255,600

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at December 31, 2022 and 2021	206,887,145	204,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2022 and 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(6,648,476)	(5,801,781)
Total Shareholders’ Deficit	(6,647,976)	(5,801,281)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$207,466,287	$205,454,319

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the period from March 23, 2021 (Inception) through December 31,
	2022	2021
Formation and operating costs	$846,695	$113,693
Loss from operations	(846,695)	(113,693)

Other income
Earnings on investments held in Trust Account	2,887,145	-
Total other income	2,887,145	-

Net income (loss)	$2,040,450	$(113,693)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	1,012,324
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$4.31

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	6,444,872
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(0.03)	$(0.69)

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary shares subject to possible redemption		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Public Offering (IPO and exercise of Overallotment)	20,000,000	181,976,280	—	—	6,311,132	—	6,311,132
Forfeiture of Class B Shares Upon Exercise of Overallotment	—	—	(31,250)	(3)	3	—	—
Issuance of Private Warrants	—	—	—	—	10,000,000	—	10,000,000
Accretion of Class A Common stock to redemption value	—	22,023,720	—	—	(16,335,632)	(5,688,088)	(22,023,720)
Net loss	—	—	—	—	—	(113,693)	(113,693)
Balance as of December 31, 2021	20,000,000	$204,000,000	5,000,000	$500	$—	$(5,801,781)	$(5,801,281)
Accretion of Class A Common stock to redemption value	—	2,887,145	—	—	—	(2,887,145)	(2,887,145)
Net income	—	—	—	—	—	2,040,450	2,040,450
Balance as of December 31, 2022	20,000,000	$206,887,145	5,000,000	$500	$—	$(6,648,476)	$(6,647,976)

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from March 23, 2021 (Inception) through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,040,450	$(113,693)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid assets	(83,071)	(85,272)
Accounts payable and accrued expense	(58,482)	246,891
Due to related parties	-	8,709
Net cash provided by operating activities	1,898,897	56,635

Cash flows from investing activities:
Purchase of investments held in Trust Account	(2,887,145)	(204,000,000)
Cash flows used investing activities:	(2,887,145)	(204,000,000)

Cash flows from financing activities:
Proceeds from initial public offering and exercise of overallotment, net of underwriters’ fees	-	196,000,000
Proceeds from private placement	-	10,000,000
Repayment of promissory note	-	(244,648)
Advances from related party	180,000	-
Repayment of advances from related party	(150,000)	-
Payment of deferred offering costs	-	(442,940)
Net cash provided by financing activities	30,000	205,312,412

Net change in cash	(958,248)	1,369,047
Cash, beginning of the period	1,369,047	-
Cash, end of the period	$410,799	$1,369,047

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$-	$244,648
Deferred underwriting commissions	$-	$7,000,000
Accretion of Class A ordinary stock subject to possible redemption	$2,887,145	$22,023,720

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Going Concern

As of December 31, 2022, the Company had $410,799 in operating cash and working capital of $352,024. The Company’s liquidity needs up to December 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management evaluated the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s  financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $410,799 and $1,369,047 in cash as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts.

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

With respect to the accretion of Class A ordinary shares subject to possible redemption , the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,	For the period from March 23, 2021 (Inception) through December 31,
	2022	2021
Net income (loss)	$2,040,450	$(113,693)
Less: Accretion of temporary equity to redemption value	(2,887,145)	(22,023,720)
Net loss including accretion of temporary equity to redemption value	$(846,695)	$(22,137,413)

	For the Year Ended December 31, 2022		For the period from March 23, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(677,356)	$(169,339)	$(17,664,473)	$(4,472,940)
Deemed dividend for accretion of temporary equity to redemption value	2,887,145	-	22,023,720	-
Allocation of net income (loss)	$2,209,789	$(169,339)	$4,359,247	$(4,472,940)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	1,012,324	6,444,872

Basic and diluted income (loss) per share	$0.11	$(0.03)	$4.31	$(0.69)

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 17, 2021, the Company recorded an accretion of $22,023,720, $16,335,632 of which was recorded in additional paid-in capital and $5,688,088 was recorded in accumulated deficit. During the year ended December 31, 2022, the Company recorded an accretion of $2,887,145 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Promissory Note — Related Party

On April 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The outstanding loan of $244,648 was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the promissory note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. As of December 31, 2022 and 2021, the Company incurred $180,000 and $8,709, respectively, of administrative services fees. As of December 31, 2022, the Company paid a related party $150,000 resulting in an amount of $38,709 due to sponsor.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $7,000,000 held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Vendor Agreements

As of December 31, 2022, the Company incurred legal fees of approximately $589,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of December 31, 2022 and 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $206,887,145, and $204,000,000, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$206,887,145	$-	$-

December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$204,000,000	$-	$-

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

