Form 10-Q
period 2023-03-31
Pearl Holdings Acquisition Corp
filed 2023-05-15
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2023 and 2022	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three months ended March 31, 2023 and 2022	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022

Assets
Cash	$280,370	$410,799
Prepaid expenses	86,578	168,343
Total current assets	366,948	579,142
Investment held in Trust Account	209,078,777	206,887,145
Total assets	$209,445,725	$207,466,287

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$188,945	$188,409
Due to related party	38,709	38,709
Total current liabilities	227,654	227,118
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,227,654	7,227,118

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at March 31, 2023 and December 31, 2022	209,078,777	206,887,145

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	500	500
Additional paid-in capital	-	-
Accumulated deficit	(6,861,206)	(6,648,476)
Total Shareholders’ Deficit	(6,860,706)	(6,647,976)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$209,445,725	$207,466,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$212,730	$189,500
Loss from operations	(212,730)	(189,500)

Other income
Earnings on investments held in Trust Account	2,191,632	13,067
Total other income	2,191,632	13,067
Net income (loss)	$1,978,902	$(176,433)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.10	$(0.01)

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,000,000	$206,887,145	5,000,000	$500	$-	$(6,648,476)	$(6,647,976)
Accretion of Class A ordinary shares to redemption value	-	2,191,632	-	-	-	(2,191,632)	(2,191,632)
Net income	-	-	-	-	-	1,978,902	1,978,902
Balance as of March 31, 2023	20,000,000	$209,078,777	5,000,000	500	-	(6,861,206)	(6,860,706)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$-	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	-	13,067	-	-	-	(13,067)	(13,067)
Net loss	-	-	-	-	-	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	$204,013,067	5,000,000	500	-	(5,991,281)	(5,990,781)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,978,902	$(176,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investment held in Trust Account	-	(13,067)
Changes in current assets and liabilities:
Prepaid expenses	81,765	(420,179)
Accrued offering costs and expenses	536	(119,779)
Due to related party	-	21,291
Net cash provided by (used in) operating activities	2,061,203	(708,167)

Cash flows from investing activities:
Reinvestment of interest into marketable securities	(2,191,632)	-
Net cash used in investing activities	(2,191,632)	-

Net change in cash	(130,429)	(708,167)
Cash, beginning of the period	410,799	1,369,047
Cash, end of the period	$280,370	$660,880

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$2,191,632	$13,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Going Concern

As of March 31, 2023, the Company had $280,370 in operating cash and working capital of $139,294. The Company’s liquidity needs up to March 31, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations, the close of its Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia and other economic factors. Such volatility is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $280,370 and $410,799 in cash as of March 31, 2023 and December 31, 2022 respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months ended March 31, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,978,902	$(176,433)
Less: Accretion of temporary equity to redemption value	(2,191,632)	13,067
Net income (loss) including accretion of temporary equity to redemption value	$(212,730)	$(163,366)

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)including accretion of temporary equity	$(170,184)	$(42,546)	$(130,693)	$(32,673)
Deemed dividend for accretion of temporary equity to redemption value	2,191,632	-	(13,067)	-
Allocation of net income (loss)	$2,021,448	$(42,546)	$(143,760)	$(32,673)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.10	$(0.01)	$(0.01)	$(0.01)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 17, 2021, the Company recorded an accretion of $22,023,720, $16,335,632 of which was recorded in additional paid-in capital and $5,688,088 was recorded in accumulated deficit. During the three months ended March 31, 2023 and 2022, the Company recorded an accretion of $2,191,632 and $13,067, respectively, in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three months ended March 31, 2023 and 2022, administrative service fees incurred by the Company were $45,000. As of March 31, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees is $38,709 as reflected in Due to Related Party in the accompanying balance sheets.

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

Vendor Agreements

As of March 31, 2023, the Company has incurred legal fees of approximately $598,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $209,078,777, and $206,887,145, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of March 31, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$209,078,777	$-	$-

December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$206,887,145	$-	$-

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, at March 31, 2023 we had cash of $280,370 outside of our trust account and working capital of $139,294. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2023, we had a net income of $1,978,902 which consists of earnings on investments held in Trust Account amounting to $2,191,632, offset by operating costs amounting to $212,730.

For the three months ended March 31, 2022, we had a net loss of $176,433 which consists of operating costs amounting to $189,500 offset by interest income on cash held in Trust Account amounting to $13,067.

Our business activities as of March 31, 2023 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

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

As of March 31, 2023, we had cash of $280,370 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of March 31, 2023 and 2022, the Company incurred $45,000 of administrative services fees. As of March 31, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees is $38,709 as reflected in Due to Related Party in the accompanying balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal controls over financial reporting specifically related to our financial close process, which were identified during the audit of the financial statements for the year ended December 31, 2022, that resulted in an error in the classification of investing activities in the statement of cash flows. This material weakness continues to exist as of March 31, 2023. We implemented remediation steps as described below. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects.

Remediation Plan

We have implemented remediation steps, including review of the third-party professional who we consult with in the preparation of our financial statements, as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects.

Changes in Internal Control over Financial Reporting

Other than the remediation plan described above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 15, 2023	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer