Form 10-Q
period 2023-06-30
Pearl Holdings Acquisition Corp
filed 2023-08-14
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets
Cash	$172,403	$410,799
Prepaid expenses	41,610	168,343
Total current assets	214,013	579,142
Investment held in Trust Account	211,536,875	206,887,145
Total assets	$211,750,888	$207,466,287

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$183,561	$188,409
Due to related party	83,709	38,709
Total current liabilities	267,270	227,118
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,267,270	7,227,118

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at June 30, 2023 and December 31, 2022	211,536,875	206,887,145

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,053,757)	(6,648,476)
Total Shareholders’ Deficit	(7,053,257)	(6,647,976)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$211,750,888	$207,466,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$192,551	$182,384	$405,281	$371,884
Loss from operations	(192,551)	(182,384)	(405,281)	(371,884)

Other income
Earnings on investments held in Trust Account	2,458,098	267,225	4,649,730	280,292
Total other income	2,458,098	267,225	4,649,730	280,292

Net income (loss)	$2,265,547	$84,841	$4,244,449	$(91,592)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.12	$0.01	$0.22	$(0.00)

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,000,000	$206,887,145	5,000,000	$500	$-	$(6,648,476)	$(6,647,976)
Accretion of Class A ordinary shares to redemption value	-	2,191,632	-	-	-	(2,191,632)	(2,191,632)
Net income	-	-	-	-	-	1,978,902	1,978,902
Balance as of March 31, 2023	20,000,000	209,078,777	5,000,000	500	-	(6,861,206)	(6,860,706)
Accretion of Class A ordinary shares to redemption value	-	2,458,098	-	-	-	(2,458,098)	(2,458,098)
Net income	-	-	-	-	-	2,265,547	2,265,547
Balance as of June 30, 2023	20,000,000	$211,536,875	5,000,000	$500	$-	$(7,053,757)	$(7,053,257)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$-	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	-	13,067	-	-	-	(13,067)	(13,067)
Net loss	-	-	-	-	-	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	204,013,067	5,000,000	500	-	(5,991,281)	(5,990,781)
Accretion of Class A ordinary shares to redemption value	-	267,225	-	-	-	(267,225)	(267,225)
Net income	-	-	-	-	-	84,841	84,841
Balance as of June 30, 2022	20,000,000	$204,280,292	5,000,000	$500	$-	$(6,173,665)	$(6,173,165)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,244,449	$(91,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investment held in Trust Account	-	(280,292)
Changes in current assets and liabilities:
Prepaid expenses	126,733	(295,630)
Accrued offering costs and expenses	(4,848)	(107,619)
Due to related party	45,000	-
Net cash provided by (used in) operating activities	4,411,334	(775,133)

Cash flows from investing activities:
Reinvestment of interest into marketable securities	(4,649,730)	-
Net cash used in investing activities	(4,649,730)	-

Cash flows from financing activities:
Advances from related party	-	75,000
Repayment of advances from related party	-	(45,000)
Net cash provided by financing activities	-	30,000

Net change in cash	(238,396)	(745,133)
Cash, beginning of the period	410,799	1,369,047
Cash, end of the period	$172,403	$623,914

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$4,649,730	$280,292

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The Company initially had until June 17, 2023 (18 months after the closing of its Public Offering) to complete a Business Combination, unless the Sponsor elected to exercise its extension options which would provide for up to 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). In June 2023, pursuant to its amended and restated memorandum and articles of association, the Company was afforded an automatic three-month extension of the Combination Period until September 17, 2023 (with the potential for a further extension of the Combination Period until December 17, 2023, on the terms set forth in the amended and restated memorandum and articles of association), as a result of entering into a non-binding letter of intent with respect to a potential initial Business Combination. No assurances can be made as to any further extension, that a definitive agreement will be entered into following the execution of the non-binding letter of intent, or that the Company will complete a Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

On June 14, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. If Nasdaq does not accept the plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. Management cannot assure that the Company will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum market value of the outstanding warrants, or that the securities will continue to be listed on Nasdaq.

Going Concern

As of June 30, 2023, the Company had $172,403 in operating cash and working capital deficit of $53,257. The Company’s liquidity needs up to June 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war and has concluded that while it is reasonably possible that the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $172,403 and $410,799 in cash as of June 30, 2023 and December 31, 2022 respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three and six months ended June 30, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$2,265,547	$84,841	$4,244,449	$(91,592)
Accretion of temporary equity to redemption value	(2,458,098)	(267,225)	(4,649,730)	(280,292)
Net loss including accretion of temporary equity to redemption value	$(192,551)	$(182,384)	$(405,281)	$(371,884)

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(154,041)	$(38,510)	$(145,907)	$(36,477)
Deemed dividend for accretion of temporary equity to redemption value	2,458,098	-	267,225	-
Allocation of net income (loss)	$2,304,057	$(38,510)	$121,318	$(36,477)
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.12	$(0.01)	$0.01	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(324,225)	$(81,056)	$(297,507)	$(74,377)
Deemed dividend for accretion of temporary equity to redemption value	4,649,730	-	280,292	-
Allocation of net income (loss)	$4,325,505	$(81,056)	$(17,215)	$(74,377)
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.22	$(0.02)	$(0.00)	$(0.01)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 17, 2021, in connection with the IPO, the Company recorded an accretion of $22,023,720, $16,335,632 of which was recorded in additional paid-in capital and $5,688,088 was recorded in accumulated deficit. During the three and six months ended June 30, 2023, the Company recorded an accretion of $2,458,098 and $4,649,730, respectively, in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares. During the three and six months ended June 30, 2022, the Company recorded an accretion of $267,225 and $280,292, respectively, in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three and six months ended June 30, 2023, administrative service fees incurred by the Company were $45,000 and $90,000, respectively. For the three and six months ended June 30, 2022, administrative service fees incurred by the Company were $45,000 and $90,000, respectively. As of June 30, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees are $83,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

Vendor Agreements

As of June 30, 2023, the Company has incurred legal fees of approximately $828,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $211,536,875 and $206,887,145, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of June 30, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$211,536,875	$-	$-

December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$206,887,145	$-	$-

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

As indicated in the accompanying financial statements, at June 30, 2023 we had cash of $172,403 outside of our trust account and working capital deficit of $53,257. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2023, we had a net income of $2,265,547 which consists of earnings on investments held in Trust Account amounting to $2,458,098, offset by operating costs amounting to $192,551.

For the three months ended June 30, 2022, we had a net income of $84,841 which consists of interest earned on cash held in Trust Account amounting to $267,225, offset by formation and operating costs amounting to $182,384.

For the six months ended June 30, 2023, we had a net income of $4,244,449 which consists of earnings on investments held in Trust Account amounting to $4,649,730, offset by operating costs amounting to $405,281.

For the six months ended June 30, 2022, we had a net loss of $91,592 which consists of formation and operating costs amounting to $371,884 offset by interest earned on cash held in Trust Account amounting to $280,292.

Our business activities as of June 30, 2023 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

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

As of June 30, 2023, we had cash of $172,403 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of June 30, 2023 and 2022, the Company incurred $90,000 of administrative services fees. As of June 30, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees are $83,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal controls over financial reporting specifically related to our financial close process, which were identified during the audit of the financial statements for the year ended December 31, 2022, that resulted in an error in the classification of investing activities in the statement of cash flows. This material weakness continues to exist as of June 30, 2023. We implemented remediation steps as described below. Accordingly, management believes that the financial statements included in this Form 10-Q are presented fairly in all material respects.

Remediation Plan

We have implemented remediation steps, including review of the third-party professional who we consult with in the preparation of our financial statements, as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q are presented fairly in all material respects.

Changes in Internal Control over Financial Reporting

Other than the remediation plan described above, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2023 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023, except as described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 round lot holders. On June 14, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company has submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. If Nasdaq does not accept  our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum market value of our outstanding warrants, or that our securities will continue to be listed on Nasdaq.

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

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a). None.

(b). None.

(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2023	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer