Form 10-Q
period 2023-09-30
Pearl Holdings Acquisition Corp
filed 2023-11-14
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
Assets
Cash	$128,282	$410,799
Prepaid expenses	20,805	168,343
Total current assets	149,087	579,142
Investment held in Trust Account	214,292,392	206,887,145
Total assets	$214,441,479	$207,466,287

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$201,927	$188,409
Due to related party	128,709	38,709
Total current liabilities	330,636	227,118
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,330,636	7,227,118

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value at September 30, 2023 and December 31, 2022	214,292,392	206,887,145

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,182,049)	(6,648,476)
Total Shareholders’ Deficit	(7,181,549)	(6,647,976)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$214,441,479	$207,466,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$128,292	$180,379	$533,573	$552,263
Loss from operations	(128,292)	(180,379)	(533,573)	(552,263)

Other income
Earnings on investments held in Trust Account	2,755,517	902,707	7,405,247	1,182,999
Total other income	2,755,517	902,707	7,405,247	1,182,999

Net income	$2,627,225	$722,328	$6,871,674	$630,736

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$0.04	$0.35	$0.04

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Non-redeemable Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,000,000	$206,887,145	5,000,000	$500	$-	$(6,648,476)	$(6,647,976)
Accretion of Class A ordinary shares to redemption value	-	2,191,632	-	-	-	(2,191,632)	(2,191,632)
Net income	-	-	-	-	-	1,978,902	1,978,902
Balance as of March 31, 2023	20,000,000	209,078,777	5,000,000	500	-	(6,861,206)	(6,860,706)
Accretion of Class A ordinary shares to redemption value	-	2,458,098	-	-	-	(2,458,098)	(2,458,098)
Net income	-	-	-	-	-	2,265,547	2,265,547
Balance as of June 30, 2023	20,000,000	$211,536,875	5,000,000	$500	$-	$(7,053,757)	$(7,053,257)
Accretion of Class A ordinary shares to redemption value	-	2,755,517	-	-	-	(2,755,517)	(2,755,517)
Net income	-	-	-	-	-	2,627,225	2,627,225
Balance as of September 30, 2023	20,000,000	$214,292,392	5,000,000	$500	$-	$(7,182,049)	$(7,181,549)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,000,000	$204,000,000	5,000,000	$500	$-	$(5,801,781)	$(5,801,281)
Accretion of Class A ordinary shares to redemption value	-	13,067	-	-	-	(13,067)	(13,067)
Net loss	-	-	-	-	-	(176,433)	(176,433)
Balance as of March 31, 2022	20,000,000	204,013,067	5,000,000	500	-	(5,991,281)	(5,990,781)
Accretion of Class A ordinary shares to redemption value	-	267,225	-	-	-	(267,225)	(267,225)
Net income	-	-	-	-	-	84,841	84,841
Balance as of June 30, 2022	20,000,000	204,280,292	5,000,000	500	-	(6,173,665)	(6,173,165)
Accretion of Class A ordinary shares to redemption value	-	902,707	-	-	-	(902,707)	(902,707)
Net income	-	-	-	-	-	722,328	722,328
Balance as of September 30, 2022	20,000,000	$205,182,999	5,000,000	$500	$-	$(6,354,044)	$(6,353,544)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,871,674	$630,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on investment held in Trust Account	-	(1,182,999)
Changes in current assets and liabilities:
Prepaid expenses	147,538	(186,624)
Accrued offering costs and expenses	13,518	(148,779)
Due to related party	90,000	-
Net cash provided by (used in) operating activities	7,122,730	(887,666)

Cash flows from investing activities:
Reinvestment of interest into marketable securities	(7,405,247)	-
Net cash used in investing activities	(7,405,247)	-

Cash flows from financing activities:
Advances from related party	-	135,000
Repayment of advances from related party	-	(150,000)
Net cash used in financing activities	-	(15,000)

Net change in cash	(282,517)	(902,666)
Cash, beginning of the period	410,799	1,369,047
Cash, end of the period	$128,282	$466,381

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$7,405,247	$1,182,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company do not complete its initial Business Combination within 24 months from the closing of the Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of its initial Business Combination, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account immediately following the closing of the Initial Public Offering was $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company may pay to the underwriters.

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

The Company initially had until June 17, 2023 (18 months after the closing of its Public Offering) to complete a Business Combination, unless the Sponsor elected to exercise its extension options which would provide for up to 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). In June 2023 and September 2023, pursuant to its amended and restated memorandum and articles of association, the Company was afforded automatic three-month extensions of the Combination Period, as a result of entering into a non-binding letter of intent with respect to a potential initial Business Combination, pursuant to which the Combination Period was extended until December 17, 2023. No assurances can be made as to any further extension, that a definitive agreement will be entered into following the execution of the non-binding letter of intent, or that the Company will complete a Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

On June 14, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. If Nasdaq does not accept the plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. Management cannot assure that the Company will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum market value of the outstanding warrants, or that the warrants will continue to be listed on Nasdaq.

Going Concern

As of September 30, 2023, the Company had $128,282 in operating cash and working capital deficit of $181,549. The Company’s liquidity needs up to September 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict, and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict, and has concluded that while it is reasonably possible that the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to ongoing geopolitical instability events and other economic factors. Such volatility is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $128,282 and $410,799 in cash as of September 30, 2023 and December 31, 2022 respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three and nine months ended September 30, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,627,225	$722,328	$6,871,674	$630,736
Accretion of temporary equity to redemption value	(2,755,517)	(902,707)	(7,405,247)	(1,182,999)
Net loss including accretion of temporary equity to redemption value	$(128,292)	$(180,379)	$(533,573)	$(552,263)

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(102,634)	$(25,658)	$(144,303)	$(36,076)
Deemed dividend for accretion of temporary equity to redemption value	2,755,517	-	902,707	-
Allocation of net income (loss)	$2,652,883	$(25,658)	$758,404	$(36,076)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.13	$(0.01)	$0.04	$(0.01)

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(426,858)	$(106,715)	$(441,810)	$(110,453)
Deemed dividend for accretion of temporary equity to redemption value	7,405,247	-	1,182,999	-
Allocation of net income (loss)	$6,978,389	$(106,715)	$741,189	$(110,453)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.35	$(0.02)	$0.04	$(0.02)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 17, 2021, in connection with the IPO, the Company recorded an accretion of $22,023,720, $16,335,632 of which was recorded in additional paid-in capital and $5,688,088 was recorded in accumulated deficit. During the three and nine months ended September 30, 2023, the Company recorded an accretion of $2,755,517 and $7,405,247, respectively, in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares. During the three and nine months ended September 30, 2022, the Company recorded an accretion of $902,707 and $1,182,999, respectively, in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three and nine months ended September 30, 2023, administrative service fees incurred by the Company were $45,000 and $135,000, respectively. For the three and nine months ended September 30, 2022 administrative service fee incurred by the Company is $45,000, and $135,000, respectively. As of September 30, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees are $128,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. This option was partially exercised on December 22, 2021 and the remaining over-allotment option expired on March 31, 2022.

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

Vendor Agreements

As of September 30, 2023, the Company has incurred legal fees of approximately $830,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Note 7 — Recurring Fair Value Measurements

As of September 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $214,292,392 and $206,887,145, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of September 30, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$214,292,392	$-	$-

December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$206,887,145	$-	$-

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

As indicated in the accompanying financial statements, at September 30, 2023 we had cash of $128,282 outside of our trust account and working capital deficit of $181,549. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2023, we had a net income of $2,627,225 which consists of earnings on investments held in Trust Account amounting to $2,755,517, offset by operating costs amounting to $128,292.

For the three months ended September 30, 2022, we had a net income of $722,328 which consists of earnings on investments held in Trust Account amounting to $902,707, offset by formation and operating costs amounting to $180,379.

For the nine months ended September 30, 2023, we had a net income of $6,871,674 which consists of earnings on investments held in Trust Account amounting to $7,405,247, offset by operating costs amounting to $533,573.

For the nine months ended September 30, 2022, we had a net income of $630,736 which consists of earnings on investments held in Trust Account amounting to $1,182,999, offset by formation and operating costs amounting to $552,263.

Our business activities as of September 30, 2023 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

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

As of September 30, 2023, we had cash of $128,282 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of September 30, 2023 and 2022, the Company incurred $135,000 of administrative services fees. As of September 30, 2023 and December 31, 2022, the amount due to sponsor for these administrative services fees are $128,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal controls over financial reporting specifically related to our financial close process, which were identified during the audit of the financial statements for the year ended December 31, 2022, that resulted in an error in the classification of investing activities in the statement of cash flows. This material weakness continues to exist as of September 30, 2023. We implemented remediation steps as described below. Accordingly, management believes that the financial statements included in this Form 10-Q are presented fairly in all material respects.

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described above, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2023 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a). None.

(b). None.

(c). During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 14, 2023	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer