Form 10-K
period 2023-12-31
Pearl Holdings Acquisition Corp
filed 2024-04-16
CIK 1856161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was 211,000,000.

As of April 16, 2024, there were 5,167,693 of the Registrant’s Class A ordinary shares and 2,000,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our expectations around the performance or projections of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from events, such as terrorist attacks, natural disasters, global hostilities, the ongoing effects of COVID-19 or a significant outbreak of other infectious diseases;

●	we have identified (i) a material weakness in our internal control over financial reporting related to our financial close process which resulted in an error in the classification of investing activities in our statement of cash flows and (ii) a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically the Non-Redemption Agreements;

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

ii

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

iii

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2023 relates to our formation, the preparation for the Initial Public Offering and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

We have until December 17, 2024 (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Combination Period Extensions

As previously disclosed, on June 12, 2023, the Company, pursuant to its amended and restated memorandum and articles of association (the “Charter”), was afforded a three-month extension for completion of an Initial Business Combination until September 17, 2023 (with the potential for a further extension until December 17, 2023, on the terms set forth in the Charter), as a result of entering into a non-binding letter of intent with respect to a potential initial Business Combination.

On September 18, 2023, pursuant to its Charter, the Company, exercised its second three-month extension for completion of an initial Business Combination until December 17, 2023, on the terms set forth in the Charter, as a result of having entered into a letter of intent with respect to a potential initial Business Combination.

On December 8, 2023, in connection with the Company’s extraordinary general meeting, the Company’s shareholders approved: (1) a special resolution to amend the Company’s Charter to extend the date by which the Company must either (i) consummate an initial Business Combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and (iii) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Company’s Initial Public Offering, from December 17, 2023 (giving effect to any exercise of any Extension Option (as defined in the Charter)), to December 17, 2024; (2) a special resolution to amend the Charter pursuant to an amendment to the Charter to eliminate from the Charter the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following such redemption; (3) a special resolution to amend the Charter pursuant to an amendment to the Charter to allow the Company’s board of directors, in its sole discretion, to elect to cease all operations on an earlier date; (4) the proposal to amend the Company’s investment management trust agreement, dated as of December 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”), pursuant to an amendment to the Trust Agreement to allow the Company to extend the date by which it must complete its initial Business Combination from December 17, 2023 to December 17, 2024, or such earlier date as determined by the board of directors in its sole discretion.

The Charter Amendments became effective on December 8, 2023. The foregoing description of the Charter Amendments is qualified in its entirety by reference to the Amendment to Amended and Restated Memorandum and Articles of Association of the Company, a copy of which is incorporated by reference in this Annual Report.

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

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. See “Item 1.A. Risk Factors - Risks Related to our Team and Their Respective Affiliates - Certain of our directors, officers, and advisory board members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Our Sponsor is managed by Craig E. Barnett, our Chairman and our Chief Executive Officer, and Mr. Barnett is the Chief Executive Officer of Meadow Lane (all references to “Meadow Lane” herein are to Meadow Lane Capital LLC, a New York limited liability company, and its affiliated entities, excluding the Company and the Sponsor). In addition, our Sponsor is owned by entities controlled by Mr. Barnett and the Meadow Lane affiliates. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our Charter and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over such actions. See “Item 1.A. Risk Factors - Risks Related to our Team and Their Respective Affiliates - Our Sponsor is managed by Craig E. Barnett, our Chairman and Chief Executive Officer, and is owned by entities controlled by him and associated with Meadow Lane. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support, and their interests may differ from your interests.” We do not believe, however, that the duties and obligations of the Meadow Lane affiliates will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

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

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company are expected to be primarily passive and advisory in nature. Our advisory board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our advisory board members may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our advisory board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our advisory board members may directly or indirectly receive a financial benefit as a result of such transaction. See “Item 1.A. Risk Factors - Risks Related to our Team and Their Respective Affiliates - Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.”

Past experience or performance of our team and our advisory board and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our team or our advisory board or their respective affiliates as indicative of future performance. See “Item 1.A. Risk Factors - Past performance of Meadow Lane, our team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

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

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our then issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. A quorum for such meeting will be present if the one-third of our issued and outstanding ordinary shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, directors and officers will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, directors and officers have agreed to vote any Founder Shares and Public Shares held by them (including any shares purchased in the open market and privately negotiated transactions) in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would none (assuming only the minimum number of shares representing a quorum, being one-third of our issued and outstanding ordinary shares entitled to vote at the meeting, are voted) of the 2,167,693 Public Shares (as of December 31, 2023) to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 69% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders. The agreement by our initial shareholders, directors and officers to vote in favor of our initial Business Combination and our quorum threshold will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by December 17, 2024. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 18-month (or up to 24-month if our Sponsor exercises its extension options) period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its Sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the effects of the coronavirus pandemic (“COVID-19”) continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the events, such as terrorist attacks, natural disasters, global hostilities, the ongoing effects of COVID-19 or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the continuing COVID-19 pandemic, as well as other events such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases, and the state of debt and equity markets.

Events such as the COVID-19 pandemic have affected, and other events (such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination with could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to these events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which these events impact our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning these events. If the disruptions posed by these events continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing. Any ability to raise financing will be dependent on the state of the equity and debt markets at the time, which may be impacted by the events described above as well as by market volatility. In the event of continued or increased market volatility and/or decreased market liquidity, third-party financing may be unavailable on terms acceptable to us or at all.

Finally, events such as the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate by December 17, 2024, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate by December 17, 2024, assuming that our initial Business Combination is not completed during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Charter, our Public Shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.20 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

On January 24, 2024, the SEC adopted new rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially increase the costs and time required to negotiate and complete an initial Business Combination and could potentially impair our ability to complete an initial Business Combination.

If we have not completed our initial Business Combination within the allotted time period, our Public Shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination by December 17, 2024, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Charter and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our Charter prior thereto.

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

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geography. However, we will not, under our Charter, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2023, there were 480,000,000 and 45,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2023, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. However, our Charter provides, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by December 17, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by December 17, 2024 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

Our Charter does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our Charter provides that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. We cannot assure you that we will not seek to amend our Charter or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter and the Trust Agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our Charter provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the Trust Agreement Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own at least 69% of our issued and outstanding ordinary shares, may participate in any vote to amend our Charter and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our Charter.

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

Our initial shareholders own at least 69% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our Charter may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” and “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest”

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.

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

Our directors, officers and our advisory board members also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our directors’, officers’ and advisory board members’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance”, “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions - Support Services Agreement.”

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

Our Sponsor is managed by Craig E. Barnett, our Chairman and Chief Executive Officer, and Craig E. Barnett is the Chief Executive Officer of Meadow Lane. In addition, our Sponsor is owned by Meadow Lane affiliates. As a result, Mr. Barnett and the Meadow Lane affiliates may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our Charter and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase its influence over such actions. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by December 17, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination by December 17, 2024, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by December 17, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 round lot holders. On June 14, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company has submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. We cannot assure you that we will be able to maintain compliance with the Nasdaq continued listing requirements, including the minimum market value of our outstanding warrants.

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

Our corporate affairs will be governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Charter contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our taxable year ended December 31, 2023, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2023, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

We have identified material weaknesses in our internal control over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to our financial close process which resulted in an error in the classification of investing activities in our statement of cash flows. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. In addition, we identified a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically the Non-Redemption Agreements. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. As a result, management performed additional procedures as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness described above and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

As of December 31, 2023, we have $30,793 in cash and working capital deficit of $891,588. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Item 1.B.	Unresolved Staff Comments.

None.

Item 1.C.	Cybersecurity.

The Company assesses risks from cybersecurity threats and monitors its information systems for potential vulnerabilities. The Company uses security tools designed to help the Company identify, investigate, resolve and recover from security incidents in a timely manner.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our board of directors oversees the Company’s risk management process, including on cybersecurity risks. The board of directors oversees the Company’s risk management, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Board of director meetings include discussions of specific risk areas throughout the year, as needed, including, among others, those relating to cybersecurity.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents.

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

As of April 16, 2024, there was one holder of record of our Units, two holders of record of our separately traded Class A ordinary shares, and two holders of record of our redeemable warrants.

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

As indicated in the accompanying financial statements, at December 31, 2023 we had cash of $30,793 outside of our trust account and working capital deficit of $891,588. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recent Developments

On January 5, 2024 upon receipt of a notice of conversion from the Sponsor pursuant to Article 17.2 of the Company’s amended and restated articles of association, the Company converted 3,000,000 of its Class B ordinary shares to Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A ordinary shares. It is stipulated that the newly converted Class A ordinary shares shall be subject to the same lock-up provisions as the original Class B ordinary shares.

On February 22, 2024, The Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to $500,000 in cash to the Company (the “Capital Contribution”) to cover working capital expenses. In consideration of the Capital Contribution, the Company agreed to issue, or to cause the surviving entity of an initial business combination to issue, one Class A ordinary share (“Common Stock”) for each dollar of the Capital Contribution funded by Polar and received by the Company at or prior to an initial business combination closing (such funded amount, the “Capital Investment”), such Common Stock to be issued no later than two business days following an initial business combination closing (a “De-SPAC Closing”). The Capital Investment is required to be repaid by the Company to Polar upon a De-SPAC Closing, and Polar may elect to receive that repayment either (i) in cash or (ii) in Common Stock at a rate of one share of Common Stock for each $10.00 of Capital Investment. The Company and Sponsor are jointly and severally obligated for such repayment of the Capital Investment upon a De-SPAC Closing. In the event that the Company liquidates without consummating an initial business combination, any amounts remaining in Sponsor’s or the Company’s cash accounts, not including the Company’s trust account, would be applied to the repayment of the Capital Investment, in full satisfaction of any amounts due under the Subscription Agreement.

On February 22, 2024, the Company entered into additional subscription agreements (the “Additional Subscription Agreements”) with five other parties for additional Capital Contributions in the aggregate of $282,000. The terms of the Additional Subscription Agreements are identical to the Subscription Agreement entered into with Polar above.

On March 26, 2024, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”), where, Section 1(c) of the trust agreement was amended and restated in its entirety. As per the amendment, at the written request of the Company, all amounts held in trust are to be deposited in an interest-bearing bank demand deposit account with a maturity of 185 days or less, or in money market funds governed by the Investment Company Act of 1940. On March 26, 2024, the Company transferred substantially all of the assets held in the Trust Account to a demand deposit account held by the Trustee.

Results of Operations

For the year ended December 31, 2023, we had a net income of $8,645,953 which consists of earnings on investments held in Trust Account amounting to $9,889,565, offset by operating costs amounting to $1,243,612.

For the year ended December 31, 2022, we had a net income of $2,040,450 which consists of earnings on investments held in Trust Account amounting to $2,887,145, offset by formation and operating costs amounting to $846,695.

Our business activities as of December 31, 2023 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

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

As of December 31, 2023, we had cash of $30,793 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023 and 2022, the Company incurred $180,000 of administrative services fees. As of December 31, 2023 and 2022, the amount due to sponsor for these administrative services fees are $143,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has not identified any critical accounting estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal controls over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023. During the audit of the financial statements for the year ended December 31, 2022, a material weakness was identified related to the fact that we have not designed or maintained controls over the financial reporting close process which resulted in an error in the classification of investing activities in the statement of cash flows. During the audit of the financial statements for the year ended December 31, 2023, a material weakness was identified in our internal control over financial reporting related to the fact that we have not designed or maintained controls over the accounting for complex financial instruments, specifically the Non-Redemption Agreements. These material weaknesses continue to exist as of December 31, 2023. Management performed additional procedures as deemed necessary to ensure the financial statements were prepared in accordance with U.S. GAAP for the year end December 31, 2023.

We have implemented remediation steps pertaining to the material weakness for the year ended December 31, 2022, including review of the third-party professional who we consult with in the preparation of our financial statements, as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K are presented fairly in all material respects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control, other than the material weakness discussed above, over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.11

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

[11]	Note to Company: Please confirm.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.[12]

Our current directors and executive officer are as follows:

Name	Age	Title
Craig E. Barnett	61	Chief Executive Officer and Chairman
Terry Duddy	67	Vice Chairman and Director
Martin F. Lewis	69	Managing Director and Chief Financial Officer
Scott M. Napolitano	46	Managing Director
James E. Lieber	60	Director
Mary C. Tanner	72	Director
Laura A. Weil	66	Director

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

[12]	Note to Pearl: Have there been any updates to the director bios below? Have any of the directors worked on additional subsequent SPACs? We will need to add the updates in the conflicts of interest disclosure.

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

James E. Lieber has served as one of our directors since December 2021. Mr. Lieber has more than 25 years of experience in the strategic management of complex international projects and situations for multi-national corporations, investment funds, organizations and high net-worth individuals in Europe and the United States. Mr. Lieber is Founder and President of Lieber Strategies, a consultancy based in Paris. Prior to founding Lieber Strategies in 2004, Mr. Lieber served from 1997 to 2004 as Director of Corporate Affairs at LVMH, working with its chairman, Bernard Arnault, and his executive committee on major strategic projects. Mr. Lieber directed LVMH’s strategy in several multi-billion-dollar transactions and business conflicts and managed LVMH’s interests in international trade disputes and European competition clearance situations and other government relations matters. Before joining LVMH, Mr. Lieber practiced law with Cleary, Gottlieb, Steen & Hamilton LLP, where he worked in New York on international securities offerings, privatizations and real estate transactions, and in Paris representing clients in cross-border acquisitions and joint ventures in the media, luxury goods and pharmaceuticals sectors. Mr. Lieber is a director of numerous companies, including LVMH Moet Hennessy Louis Vuitton Inc., DFS Group and Gabriel Resources Ltd. He was formerly a director of Stanhope Capital Group, a private wealth manager and of Cheyne Capital Holdings, a hedge fund group. He is also a director of not for profit organizations including the French-American Foundation and Literacy Inc. and is a member of Panthera’s Conservation Council and a Friend of the Foundation for Jewish Heritage. Mr. Lieber is an attorney admitted to practice in the State of New York and a member of the Council on Foreign Relations and the Global Advisory Council of the Woodrow Wilson Center for International Scholars. Mr. Lieber holds a Juris Doctor degree cum laude from Northwestern University School of Law in Chicago, Illinois, where he was a member of the Order of the Coif, and a Master in Public Policy from Harvard University’s Kennedy School of Government, in Cambridge, Massachusetts. He received his Bachelor of Arts from Wesleyan University in Middletown, Connecticut, with honors in art history. Mr. Lieber was selected to serve on our board of directors due to his extensive experience as a strategic advisor to multinational businesses and his experience as a board member of public and private companies.

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

Ms. Tanner received a B.A. magna cum laude from Harvard University. She serves on the Advisory Board of the Yale School of Management and recently stepped down as an advisor to the Blavatnik Fund for Innovation at Yale and the Yale Center for Biomedical Innovation and Technology. Ms. Tanner was selected to serve on our board of directors due to her extensive experience directing mergers and acquisitions and serving on public company boards of directors.

Laura A. Weil has served as one of our directors since December 2021. Ms. Weil has over 25 years of corporate leadership experience. Ms. Weil has been an independent director of Carnival Corporation since 2007. She is the chair of the audit committee and a member of the compliance and compensation committees. She is also an independent director of Global Fashion Group, SA since 2019 and the chair of its audit committee. She previously served as a Director of Christopher & Banks Corporation. Ms. Weil is the Founder and has been the Managing Partner of Village Lane Advisory LLC, which specializes in providing executive and strategic consulting services to retailers as well as private equity firms, since 2015. Previously, Ms. Weil was the Executive Vice President and Chief Operating Officer of New York & Company, Inc., the Chief Executive Officer of Ashley Stewart LLC, the Chief Executive Officer of Urban Brands, Inc., the Chief Operating Officer of AnnTaylor Stores Corporation, the Chief Financial Officer of American Eagle Outfitters, Inc., and the Vice President Finance and CFO Credit Operations for Macy’s Inc. Ms. Weil was also a senior executive with investment banking firms including Oppenheimer and Lehman Brothers. Ms. Weil received a B.A. in Art History and Government from Smith College and an MBA from Columbia University Business School. Ms. Weil was selected to serve on our board of directors due to her extensive financial expertise and substantial experience in public company governance as a director and an executive officer.

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

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of our board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our Charter may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Charter as it deems appropriate. Our Charter provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have established three standing committees - an audit committee, a compensation committee and a nominating and corporate governance committee, each composed of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the Charter or alternatively by shareholder approval at general meetings.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors -Certain of our directors, officers and advisory board members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company is expected to be primarily passive and advisory in nature. Our advisory board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our advisory board members may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our advisory board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our advisory board members may directly or indirectly receive a financial benefit as a result of such transaction. See “Item 1.A. Risk Factors -Our advisory board members are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	Our Chairman intends to devote a majority of his time to our affairs, however, none of our directors or officers are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Pursuant to a letter agreement entered into with us, our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by December 17, 2024. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, pursuant to such letter agreement, our initial shareholders, directors and officers have agreed not to transfer, assign or sell their Founder Shares until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:13

Individual	Entity	Entity’s Business	Affiliation
Craig E. Barnett	Meadow Lane Capital	Investments	Chief Executive Officer
	Barnett & Partners Advisors, LLC	Advisory services	Chief Executive Officer

Terry Duddy	Majid Al Futtaim Properties LLC	Property Management	Non-Executive Director
	Catch 22 Charity Ltd	Charity	Non-Executive Chair
	London Marathon Events Ltd	Charity	Non-Executive Chair

Martin F. Lewis	Meadow Lane Capital	Investments	Managing Principal
	MM Dillon & Co.	Advisory services	Managing Director

Scott M. Napolitano	Scott Michael Partners LLC	Advisory services	Managing Member

James E. Lieber	Lieber Strategies	Consulting	Founder and President
	LVMH Moet Hennessy Louis Vuitton Inc.	Consumer goods	Director
	DFS Group	Consumer goods	Director
	Gabriel Resources Ltd.	Mining	Director
	Stanhope Capital Group	Wealth management	Director

Mary C. Tanner	EVOLUTION Life Sciences Partners	Advisory services	Co-Founder and Senior Managing Director

Laura A. Weil	Carnival Corporation Global Fashion Group, SA	Tourism Consumer goods	Director Director
	Village Lane Advisory LLC	Consulting	Founder and Managing Partner

[13]	Note to Pearl: Please confirm if any updates.

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

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

The following table sets forth information available to us at April 16, 2024 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 16, 2024.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class	Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Pearl Holdings Sponsor LLC (our Sponsor)(3)	3,000,000	58.1%	2,000,000	100.0%	69.8%
Craig E. Barnett(3)	3,000,000	58.1%	2,000,000	100.0%	69.8%
Terry Duddy	-	-	-	-
Martin F. Lewis	-	-	-	-
Scott M. Napolitano	-	-	-	-
James E. Lieber	-	-	-	-
Mary C. Tanner	-	-	-	-
Laura A. Weil	-	-	-	-
All directors and officers as a group (7 individuals)	3,000,000	58.1%	2,000,000	100.0%	69.8%

Polar Asset Management Partners Inc.(4)	250,000	4.8%			3.5%
Mangrove Partners IM, LLC(5)	249,158	4.8%			3.5%
SZOP Multistrat LP(6)	297,903	5.8%			4.2%
Sandia Investment Management L.P.(7)	125,000	2.4%			1.7%

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261319).
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pearl Holdings Acquisition Corp, 767 Third Avenue, 11th Floor, New York, New York 10017.
(3)	Pearl Holdings Sponsor LLC, our Sponsor, is the record holder of the 5,000,000 Founder Shares reported herein. The manager of our Sponsor is Craig E. Barnett. By virtue of his control over our Sponsor, Craig E. Barnett may be deemed to beneficially own shares held by our Sponsor.
(4)

According to a Schedule 13G filed on January 10, 2024, Polar Asset Management Partners Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	According to a Schedule 13G filed on January 10, 2024, Mangrove Partners IM, LLC and Nathaniel August have shared voting and dispositive power over the Class A ordinary shares reported herein. The address of the principal business office of Mangrove Partners IM, LLC is c/o Delaware Corporations LLC, 1000 N. West Street, Suite 1501, Wilmington, DE 19801. The address of the principal business office of Nathaniel August is 2 Sound View Drive, 3rd Floor, Greenwich, Connecticut 06830.
(6)	According to a Schedule 13G filed on January 22, 2024, SZOP Multistrat LP, SZOP Multistrat Management LLC, Antonio Ruiz-Gimenez and Kerry Propper have shared voting and dispositive power over the Class A ordinary shares reported herein. The address of the reporting persons is 17 State Street, Suite 2130, New York, NY 10004.
(7)	According to a Schedule 13G filed on February 14, 2024, Sandia Investment Management L.P. and Timothy J. Sichler held 125,000 Class A ordinary shares. The address of the principal business office of each of Sandia Investment Management L.P. and Timothy J. Sichler is 201 Washington Street, Boston, MA 02108.

Our initial shareholders beneficially own approximately 69.8% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions.

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

Letter Agreement

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of our initial Business Combination, (B) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an initial Business Combination by December 17, 2024 or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete an initial Business Combination by December 17, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete an initial Business Combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment as described in our amended and restated certificate of incorporation. If we submit an initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the initial Business Combination.

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

Item 14.	Principal Accounting Fees and Services.

BDO USA, P.C. (“BDO”), an independent registered public accounting firm, has served as our auditor since 2021.

The following is a summary of fees paid or to be paid to BDO for services rendered.

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Audit Fees(1)	$113,112	$75,825
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$113,112	$75,825

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Pre-Approval Policy

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

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
3.2(2)	Amendment to Amended and Restated Memorandum and Articles of Association of the Company.
4.2(3)	Description of the Company’s securities.
10.1(4)	Form of Non-Redemption Agreement.
10.2(2)	Amendment to Investment Management Trust Agreement, dated December 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2(5)	Subscription Agreement, dated February 22, 2024, by and among Pearl Holdings Acquisition Corp, Pearl Holdings Sponsor LLC and Polar Multi-Strategy Master Fund.
14.1(3)	Code of Ethics and Business Conduct of Pearl Holdings Acquisition Corp
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of the Company.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2023.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2024.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEARL HOLDINGS ACQUISITION CORP

Date: April 16, 2024	/s/ Craig E. Barnett
	By:	Craig E. Barnett
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 16, 2024 and in the capacities indicated.

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

PEARL HOLDINGS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pearl Holdings Acquisition Corp

Grand Cayman, Cayman Islands

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pearl Holdings Acquisition Corp (the “Company”) as of December 31, 2023, and 2022, the related statements of operations, statements of class A ordinary shares subject to possible redemption and changes in shareholders' deficit, and statement of cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C

We have served as the Company’s auditor since 2021.

New York, New York

April 16, 2024

PEARL HOLDINGS ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Cash	$30,793	$410,799
Prepaid expenses	-	168,343
Total current assets	30,793	579,142
Investment held in Trust Account	23,644,203	206,887,145
Total assets	$23,674,996	$207,466,287

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued expenses	$778,672	$188,409
Due to related party	143,709	38,709
Total current liabilities	922,381	227,118
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	7,922,381	7,227,118

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 2,167,693 and 20,000,000 shares at redemption value at December 31, 2023 and 2022, respectively	23,644,203	206,887,145

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 2,167,693 and 20,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2023 and 2022	500	500
Additional paid-in capital	-	-
Accumulated deficit	(7,892,088)	(6,648,476)
Total Shareholders’ Deficit	(7,891,588)	(6,647,976)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$23,674,996	$207,466,287

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$1,243,612	$846,695
Loss from operations	(1,243,612)	(846,695)

Other income
Earnings on investments held in Trust Account	9,889,565	2,887,145
Total other income	9,889,565	2,887,145

Net income	$8,645,953	$2,040,450

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	19,364,877	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.46	$0.11

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net income per share, Non-redeemable Class B ordinary shares	$(0.05)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND

CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary shares subject to possible redemption		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$204,000,000	5,000,000	$500	$-	$(5,801,781)	$(5,801,281)
Accretion of Class A Common stock to redemption value	-	2,887,145	-	-	-	(2,887,145)	(2,887,145)
Net income	-	-	-	-	-	2,040,450	2,040,450
Balance as of December 31, 2022	20,000,000	206,887,145	5,000,000	500	-	(6,648,476)	(6,647,976)
Accretion of Class A Common stock to redemption value	-	9,889,565	-	-		(9,889,565)	(9,889,565)
Redemption of Class A Common stock subject to redemption	(17,832,307)	(193,132,507)	-	-	-	-	-
Net income	-	-	-	-	-	8,645,953	8,645,953
Balance as of December 31, 2023	2,167,693	$23,644,203	5,000,000	$500	$-	$(7,892,088)	$(7,891,588)

The accompanying notes are an integral part of these financial statements.

PEARL HOLDINGS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,645,953	$2,040,450
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on investment held in Trust Account	-	-
Changes in current assets and liabilities:
Prepaid expenses	168,343	(83,071)
Accrued expenses	590,263	(58,482)
Due to related party	105,000	-
Net cash provided by operating activities	9,509,559	1,898,897

Cash flows from investing activities:
Reinvestment of interest into marketable securities	(9,889,565)	(2,887,145)
Cash withdrawn from Trust Account in connection with redemption	193,132,507	-
Net cash provided by (used in) investing activities	183,242,942	(2,887,145)

Cash flows from financing activities:
Advances from related party	-	180,000
Repayment of advances from related party	-	(150,000)
Redemption of Class A Common stock subject to redemption	(193,132,507)	-
Net cash provided by (used in) financing activities	(193,132,507)	30,000

Net change in cash	(380,006)	(958,248)
Cash, beginning of the period	410,799	1,369,047
Cash, end of the period	$30,793	$410,799

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$9,889,565	$2,887,145

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account, from the proceeds derived from the Public Offering (as defined below).

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares,” or the “Class A ordinary shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

Transaction costs related to the Public Offering amounted to $11,712,588 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, and $712,588 of other offering costs.

Following the closing of the Initial Public Offering and the over-allotment, $204,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”) and has been invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

On June 14, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. Management cannot assure that the Company will be able to maintain compliance with the Nasdaq continued listing requirements, including the minimum market value of the outstanding warrants, or that the warrants will continue to be listed on Nasdaq.

On December 8, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the holders of 17,832,307 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. The Company also voted and passed proposals to extend the Combination Period during the Extraordinary General Meeting in which the Company must consummate a business combination from December 17, 2023 to December 17, 2024, and to amend the Charter and the Company’s investment management trust agreement to allow the Company to extend the date by which it must complete its initial Business Combination from December 17, 2023 to December 17, 2024.

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

The Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain existing shareholders (the “Shareholders”), pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on December 8, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 1,875,000 of their Class A Ordinary Shares (the “Non-Redeemed Shares”). Pursuant to the Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 420,000 additional Class A Ordinary Shares immediately following the consummation of an initial Business Combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

In connection with the vote which occurred at the Extraordinary General Meeting on December 8, 2023, the holders of 17,832,307 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million in connection with the proposals set forth below. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $23.4 million.

Going Concern

As of December 31, 2023, the Company had $30,793 in operating cash and working capital deficit of $891,588. The Company’s liquidity needs up to December 31, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

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

The Company is less than one year from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. Management has determined that the liquidity condition due to cash and insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict, and has concluded that while it is reasonably possible that the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of these financial statements is in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,793 and $410,799 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the year ended December 31, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share:

	For the Year Ended December 31,
	2023	2022
Net income	$8,645,953	$2,040,450
Less: Accretion of temporary equity to redemption value	(9,889,565)	(2,887,145)
Net loss including accretion of temporary equity to redemption value	$(1,243,612)	$(846,695)

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net (loss) including accretion of temporary equity	$(988,406)	$(255,206)	$(677,356)	$(169,339)
Deemed dividend for accretion of temporary equity to redemption value	9,889,565	-	2,887,145	-
Allocation of net income (loss)	$8,901,159	$(255,206)	$2,209,789	$(169,339)

Denominator:
Weighted-average shares outstanding	19,364,877	5,000,000	20,000,000	5,000,000

Basic and diluted income (loss) per share	$0.46	$(0.05)	$0.11	$(0.03)

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 2,167,693 and 20,000,000 Class A ordinary shares, par value $0.0001 per share subject to possible redemption are presented, at redemption value, as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. During the year ended December 31, 2023, the Company recorded an accretion of $9,889,565 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares. In connection with the vote which occurred at the Extraordinary General Meeting, the holders of 17,832,307 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. After the satisfaction of such redemptions, the balance in the Company’s trust account will be approximately $23.4 million. During the year ended December 31, 2022, the Company recorded an accretion of $2,887,145 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the year ended December 31, 2023, administrative service fees incurred by the Company were $180,000. For the year ended December 31, 2022 administrative service fee incurred by the Company is $180,000. As of December 31, 2023 and 2022, the amount due to sponsor for these administrative services fees are $143,709 and $38,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. This option was partially exercised on December 22, 2021, and the remaining over-allotment option expired on March 31, 2022.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Vendor Agreements

As of December 31, 2023, the Company has incurred legal fees of 1,117,163. Of this amount, only $496,189 is contingent upon the consummation of an initial Business Combination.

Non-Redemption Agreements

The Company and the Sponsor entered into the Non-Redemption Agreements with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on December 8, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to the Non-Redeemed Shares. Pursuant to the Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 420,000 additional Class A Ordinary Shares immediately following the consummation of an initial Business Combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

The Company accounts for the Non-Redemption Agreements in accordance with the guidance in ASC 718 ("Stock Compensation"). The Non-Redemption Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company's operations. The fair value of the 420,000 Class A Ordinary Shares granted to the Company’s non-redeeming shareholders is $1,132,941 or $2.67-$2.71 per share. The Class A Ordinary Shares were granted subject to a performance condition (i.e., the occurrence of the Business Combination). Compensation expense related to the issuance of shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of issued shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the to be issued shares.

Note 7 — Recurring Fair Value Measurements

As of December 31, 2023 and 2022, the Company’s marketable securities held in the Trust Account were valued at $23,644,203 and $206,887,145, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of December 31, 2023 and 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2023	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account	$23,644,203	$-	$-

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account	$206,887,145	$-	$-

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2023 and 2022, there were no Class A ordinary shares issued or outstanding, excluding 2,167,693 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, the Company had issued 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially securities representing more than 50% of the aggregate voting power represented by the issued and outstanding equity securities of the Company, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value (as defined in the warrant agreement).

PEARL HOLDINGS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 9 — Subsequent Events

On January 5, 2024 upon receipt of a notice of conversion from the Sponsor pursuant to Article 17.2 of the Company’s amended and restated articles of association, the Company converted 3,000,000 of its Class B ordinary shares to Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A ordinary shares. It is stipulated that the newly converted Class A ordinary shares shall be subject to the same lock-up provisions as the original Class B ordinary shares.

On February 22, 2024, The Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to $500,000 in cash to the Company (the “Capital Contribution”) to cover working capital expenses. In consideration of the Capital Contribution, the Company agreed to issue, or to cause the surviving entity of an initial business combination to issue, one Class A ordinary share (“Common Stock”) for each dollar of the Capital Contribution funded by Polar and received by the Company at or prior to an initial business combination closing (such funded amount, the “Capital Investment”), such Common Stock to be issued no later than two business days following an initial business combination closing (a “De-SPAC Closing”). The Capital Investment is required to be repaid by the Company to Polar upon a De-SPAC Closing, and Polar may elect to receive that repayment either (i) in cash or (ii) in Common Stock at a rate of one share of Common Stock for each $10.00 of Capital Investment. The Company and Sponsor are jointly and severally obligated for such repayment of the Capital Investment upon a De-SPAC Closing. In the event that the Company liquidates without consummating an initial business combination, any amounts remaining in Sponsor’s or the Company’s cash accounts, not including the Company’s trust account, would be applied to the repayment of the Capital Investment, in full satisfaction of any amounts due under the Subscription Agreement.

On February 22, 2024, the Company entered into additional subscription agreements (the “Additional Subscription Agreements”) with five other parties for additional Capital Contributions in the aggregate of $282,000. The terms of the Additional Subscription Agreements are identical to the Subscription Agreement entered into with Polar above.

On March 26, 2024, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”), where, Section 1(c) of the trust agreement was amended and restated in its entirety. As per the amendment, at the written request of the Company, all amounts held in trust are to be deposited in an interest-bearing bank demand deposit account with a maturity of 185 days or less, or in money market funds governed by the Investment Company Act of 1940. On March 26, 2024, the Company transferred substantially all of the assets held in the Trust Account to a demand deposit account held by the Trustee.