Form 10-Q
period 2024-03-31
Pearl Holdings Acquisition Corp
filed 2024-05-20
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 5,167,693 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,000,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2024, 2023 (Unaudited) and December 31, 2023	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2024 and 2023	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three months ended March 31, 2024 and 2023	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$380,353	$30,793
Prepaid expenses	75,633	-
Total current assets	455,986	30,793
Investments held in Trust Account	-	23,644,203
Cash held in Trust Account	23,945,987	-
Total assets	$24,401,973	$23,674,996

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued expenses	$838,208	$778,672
Due to related party	243,709	143,709
Financial liability – subscription shares	807,614	-
Financial liability – capital contributions	80,739	-
Total current liabilities	1,970,270	922,381
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	8,970,270	7,922,381

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 2,167,693 shares at redemption value at March 31, 2024 and December 31, 2023, respectively	23,945,987	23,644,203

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares and none issued and outstanding (excluding 2,167,693 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	300	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,000,000 shares and 5,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	200	500
Accumulated deficit	(8,514,784)	(7,892,088)
Total Shareholders’ Deficit	(8,514,284)	(7,891,588)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$24,401,973	$23,674,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$234,343	$212,730
Loss from operations	(234,343)	(212,730)

Other income / (loss)
Interest earned on cash and investment held in Trust Account	301,784	2,191,632
Change in fair value of subscription agreement derivatives	(388,353)	-
Total other income / (loss)	(86,569)	2,191,632
Net income / (loss)	$(320,912)	$1,978,902

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,167,693	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.10

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	2,131,868	5,000,000
Basic and diluted net loss per share, Non-redeemable Class A and B ordinary shares	$(0.08)	$(0.01)

Weighted average shares outstanding, Non-redeemable Class A ordinary shares	2,868,132	-
Non-redeemable Basic loss per ordinary share	$(0.09)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary shares subject to possible redemption		Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	2,167,693	$23,644,203	-	$-	5,000,000	$500	$-	$(7,892,088)	$(7,891,588)
Accretion of Class A ordinary shares to redemption value	-	301,784	-	-	-	-		(301,784)	(301,784)
Conversion of Class B to Class A	-	-	3,000,000	300	(3,000,000)	(300)	-	-	-
Net Loss	-	-	-	-	-	-	-	(320,912)	(320,912)
Balance as of March 31, 2024	2,167,693	$23,945,987	3,000,000	$300	2,000,000	$200	$-	$(8,514,784)	$(8,514,284)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,000,000	$206,887,145	5,000,000	$500	$-	$(6,648,476)	$(6,647,976)
Accretion of Class A ordinary shares to redemption value	-	2,191,632	-	-	-	(2,191,632)	(2,191,632)
Net income	-	-	-	-	-	1,978,902	1,978,902
Balance as of March 31, 2023	20,000,000	$209,078,777	5,000,000	$500	$-	$(6,861,206)	$(6,860,706)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$(320,912)	$1,978,902
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Subscription Agreement Derivative Expense	388,353	-

Changes in current assets and liabilities:
Prepaid expenses	(75,633)	81,765
Accrued expenses	59,536	536
Due to related party	100,000	-
Net cash provided by operating activities	151,344	2,061,203

Cash flows from investing activities:
Reinvestment of dividend into marketable securities	(202,359)	(2,191,632)
Proceeds from sale of marketable securities	23,846,562	-
Net cash used in investing activities	23,644,203	(2,191,632)

Cash Flows from Financing Activities:
Proceeds from Subscription Agreements	500,000	-
Net cash provided by financing activities	500,000	-

Net change in cash and cash held in trust account	24,295,547	(130,429)
Cash and cash held in Trust Account, beginning of the period	30,793	410,799
Cash and cash held in Trust Account, end of the period	$24,326,340	$280,370

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$301,783	$2,191,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 — Organization, Business Operations and Liquidity

Pearl Holdings Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). While the Company may pursue an Initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business operating in the lifestyle, health and wellness and technology sectors.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering, identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account, from the proceeds derived from the Public Offering (as defined below).

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share, included in the Units offered, the “Public Shares,” or the “Class A ordinary shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021 the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating the Initial Business Combination (less deferred underwriting commissions).

The Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete the Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Initial Business Combination.

The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the Initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company do not complete the Initial Business Combination within 24 months from the closing of the Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre Initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed the Initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Initial Business Combination either: (1) in connection with a general meeting called to approve the Initial Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account immediately following the closing of the Initial Public Offering was $10.20 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company may pay to the underwriters.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity pursuant to the completion of the Public Offering and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” The Company will proceed with the Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of the Initial Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company initially had until June 17, 2023 (18 months after the closing of its Public Offering) to complete the Initial Business Combination, unless the Sponsor elected to exercise its extension options which would provide for up to 24 months from the closing of the Public Offering to complete the Initial Business Combination (the “Combination Period”). In June 2023 and September 2023, pursuant to its amended and restated memorandum and articles of association, the Company was afforded automatic three-month extensions of the Combination Period, as a result of entering into a non-binding letter of intent with respect to a potential Initial Business Combination, pursuant to which the Combination Period was extended until December 17, 2023.

On June 14, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice is a notification of deficiency, not of imminent delisting. The Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. Management cannot assure that the Company will be able to maintain compliance with the Nasdaq continued listing requirements, including the minimum market value of the outstanding warrants, or that the warrants will continue to be listed on Nasdaq.

On December 8, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the holders of 17,832,307 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. The Company also voted and passed proposals to extend the Combination Period during the Extraordinary General Meeting in which the Company must consummate the Initial Business Combination from December 17, 2023 to December 17, 2024, and to amend the Charter and the Trust Agreement (as defined below) to allow the Company to extend the date by which it must complete the Initial Business Combination from December 17, 2023 to December 17, 2024.

On January 5, 2024 upon receipt of a notice of conversion from the Sponsor pursuant to Article 17.2 of the Company’s amended and restated articles of association, the Company converted 3,000,000 of its Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), to Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A ordinary shares. It is stipulated that the newly converted Class A ordinary shares shall be subject to the same lock-up provisions as the Class B ordinary shares.

The initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Initial Business Combination or certain amendments to the amended and restated memorandum and articles of association as described elsewhere in this prospectus. In addition, the initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Initial Business Combination within the prescribed time frame. However, if the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Initial Business Combination within the prescribed time frame.

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

The Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain existing shareholders (the “Shareholders”), pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on December 8, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 1,875,000 of their Class A ordinary shares (the “Non-Redeemed Shares”). Pursuant to the Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 420,000 additional Class A ordinary shares immediately following the consummation of the Initial Business Combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

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

Going Concern

As of March 31, 2024, the Company had $380,353 in operating cash and working capital deficit of $1,514,284. The Company’s liquidity needs up to March 31, 2024, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. Although no formal agreement exists, the Sponsor may extend Working Capital Loans as needed (defined in Note 5 below).

The Company is less than one year from its mandatory liquidation. Management has determined that the liquidity condition due to cash and insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the unaudited condensed financial statements are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements is in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $380,353 and $30,793 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At December 31, 2023, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. On March 26, 2024, the Company transferred substantially all the assets held in the Trust Account to a demand deposit account held by the Trustee. At March 31, 2024, the assets held in the Trust Account were held in a demand deposit account held by the Trustee. During the period ended March 31, 2024 and December 31, 2023, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts.

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

Net Income Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share:

	For the Three Months Ended March 31,
	2024			2023
	Redeemable	Non-Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)including accretion of temporary equity	$(188,319)	$(173,751)	$(260,626)	$(170,184)	$(42,546)
Deemed dividend for accretion of temporary equity to redemption value	301,784	-	-	2,191,632	-
Allocation of net income (loss)	$113,465	$(173,751)	$(260,626)	$2,021,448	$(42,546)

Denominator:
Weighted-average shares outstanding	2,167,693	2,131,868	2,868,132	20,000,000	5,000,000
Basic and diluted income (loss) per share	$0.05	$(0.08)	$(0.09)	$0.1	$(0.01)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment. In addition, management concluded that the Subscription agreement, the Subscription Shares to be issued as part of the bundled transaction are classified and accounted for as equity; whereas the Capital Contributions are to be recognized as a financial liability which will be measured at fair value on a recurring basis.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 2,167,693 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. During the three months ended March 31, 2024, the Company recorded an accretion of $301,784 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares. In connection with the vote which occurred at the Extraordinary General Meeting, the holders of 17,832,307 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. After the satisfaction of such redemptions, the balance in the Company’s trust account will be approximately $23.4 million. During the year ended December 31, 2023, the Company recorded an accretion of $9,889,565 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Public Offering and deposited in the Trust Account. If the Company does not complete the Initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the Initial Business Combination, (B) to waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated the Initital Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering or with respect to any other provisions relating to shareholders’ rights or pre Initial Business Combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete the Initial Business Combination within 18 months (or up to 24 months if our sponsor exercises its extension options) from the closing of the Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the Company fails to complete the Initial Business Combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation. If the Company submits the Initial Business Combination to the Company’s public shareholders for a vote, the Company’s initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Initial Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with the Initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three months ended March 31, 2024 and 2023, administrative service fees incurred by the Company were $45,000. As of March 31, 2024 and December 31, 2023, the amount due to sponsor for these administrative services fees are $143,709 as reflected in Due to Related Party in the accompanying unaudited condensed balance sheets.

Due to Related Party

During the quarter ended March 31, 2024, a related party of the Sponsor deposited $100,000 into the Company’s bank account erroneously. These amounts are reflected on the condensed balance sheets, along with the accrued administrative services fee above, as a Due to Related Party. This advance is non-interest bearing and payable on demand. The Company expects to return the deposit in the quarter ended June 30, 2024. As of March 31, 2024 and December 31, 2023, the Company had amounts due to related party in the amount of $243,709 and $143,709, respectively.

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

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $7,000,000 held in the Trust Account upon the completion of the Initial Business Combination subject to the terms of the underwriting agreement.

Vendor Agreements

As of March 31, 2024 and December 31, 2023, the Company has incurred legal fees of $1,117,163. Of this amount, only $496,189 is contingent upon the consummation of the Initial Business Combination.

Non-Redemption Agreements

The Company and the Sponsor entered into the Non-Redemption Agreements with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on December 8, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to the Non-Redeemed Shares. Pursuant to the Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 420,000 additional Class A ordinary shares immediately following the consummation of the Initital Business Combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

The Company accounts for the Non-Redemption Agreements in accordance with the guidance in ASC 718 (“Stock Compensation”). The Non-Redemption Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations. The fair value of the 420,000 Class A ordinary shares granted to the Company’s non-redeeming shareholders is $1,132,941 or $2.67-$2.71 per share. The Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of the Initial Business Combination). Compensation expense related to the issuance of shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that the Initial Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the Initial Business Combination is considered probable (i.e., upon consummation of the Initial Business Combination) in an amount equal to the number of issued shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the to be issued shares.

Subscription Agreement

On February 22, 2024, The Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to $500,000 in cash to the Company (the “Capital Contribution”) to cover working capital expenses. In consideration of the Capital Contribution, the Company agreed to issue, or to cause the surviving entity of the Initial Business Combination to issue, one Class A ordinary share for each dollar of the Capital Contribution funded by Polar and received by the Company at or prior to consummation of the Initial Business Combination (such funded amount, the “Capital Investment”), such Class A ordinary shares to be issued no later than two business days following the Initial Business Combination closing (a “De-SPAC Closing”). The Capital Investment is required to be repaid by the Company to Polar upon a De-SPAC Closing, and Polar may elect to receive that repayment either (i) in cash or (ii) in Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of Capital Investment. The Company and Sponsor are jointly and severally obligated for such repayment of the Capital Investment upon a De-SPAC Closing. In the event that the Company liquidates without consummating the Initial Business Combination, any amounts remaining in Sponsor’s or the Company’s cash accounts, not including the Company’s trust account, would be applied to the repayment of the Capital Investment, in full satisfaction of any amounts due under the Subscription Agreement. The Company received the first tranche of the $500,000 on February 22, 2024 for $250,000.

During the quarter ended March 31, 2024, the Company entered into additional subscription agreements (the “Additional Subscription Agreements”) with five other parties for additional Capital Contributions in the aggregate of $282,000. The terms of the Additional Subscription Agreements are identical to the Subscription Agreement entered into with Polar above. As of March 31, 2024, the Company has received $500,000 in proceeds from all Subscription Share Agreements.

The Company concluded that two components of the Subscription Agreements mentioned above, the Capital Contributions and the Subscription Shares (together, the “Financial Liabilities”) are measured at fair value on a recurring basis as a liability, referring to relevant accounting standards such as FASB ASC Topic 480 “Distinguishing Liabilities from Equity”, ASC Topic 415 “Derivatives and Hedging” and ASC Topic 825-10 “Financial Instruments—Overall.” As of March 31, 2024, the Company concluded the Fair Value of the Financial Liabilities – Subscription Shares and Capital Contributions to be $807,614 and $80,739, respectively. As of December 31, 2023 the Company had not entered into any subscription agreements. (See Note 7)

Investment Management Trust Agreement

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

Note 7 — Recurring Fair Value Measurements

As of March 31, 2024 and December 31, 2023, the Company’s marketable securities held in the Trust Account were valued at $0 and $23,644,203, respectively. On March 26, 2024, the Company transferred substantially all the assets held in the Trust Account to a demand deposit account held by the Trustee. The marketable securities held in the Trust Account must be recorded on the unaudited condensed balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

The following table presents fair value information as of March 31, 2024 and December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2024	Level 1	Level 2	Level 3
Liabilities
Financial liability – subscription shares	$-	$-	$807,614
Financial liability – capital contributions	$-	$-	$80,739

December 31, 2023	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$23,644,203	$-	$-

As discussed in Note 6, the Company fair values the Subscription Shares to be issued as part of the bundled transaction are classified and accounted for as a financial liability and the Financial Liabilities are classified and accounted for as a financial liability, both of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s Subscription Share and Capital Contribution Financial Liabilities as of March 31, 2024 were:

Inputs	March 31, 2024
Term Remaining	0.58
Share Price	$10.79
Risk-Free Rate	5.33%

The change in the fair value of Subscription Agreement liabilities, measured using Level 3 inputs, for March 31, 2023 and December 31, 2023 is summarized as follows:

Derivative financial liabilities at December 31, 2023	$-
Subscription Agreement Deposits	500,000
Subscription agreement derivative expense	388,353
Derivative financial liabilities at March 31, 2024	$888,353

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares. As of March 31, 2024 and December 31, 2023, there were 3,000,000 and no Class A ordinary shares issued or outstanding, excluding 2,167,693 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, the Company had issued 2,000,000 and 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants may be exercised for cash or on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. The Private Placement Warrants shall not become Public Warrants as a result of any transfer of the Private Placement Warrants, regardless of the transferee.

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

Note 9 — Subsequent Events

On May 13, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq that trading of the Company’s (i) Class A ordinary shares, (ii) Warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share (the “Warrants”), and (iii) Units (collectively with the Class A ordinary shares and the Warrants, the “Securities”), would be suspended from The Nasdaq Global Market on May 22, 2024, pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(C), and a Form 25 would be filed with the Securities and Exchange Commission, which would remove the Securities from listing and registration on Nasdaq.

Nasdaq’s basis for the determination is that the Company’s average Market Value of Publicly Held Shares was below $40,000,000 for at least the last 30 consecutive trading days ending April 16, 2024, and therefore no longer in compliance with the continued listing requirements under Nasdaq Listing Rule 5452 for special purpose acquisition companies that qualified for listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5406. In addition, as a separate and additional basis for delisting the Warrants, Nasdaq referred to its notice on June 14, 2023, that the Company was not in compliance with Nasdaq Listing Rule 5452(b)(C), due to the Company’s failure to maintain the minimum of $1,000,000 in aggregate market value of its outstanding Warrants.

The Company currently intends to appeal the Staff’s determination by timely requesting a hearing in front of a Nasdaq Hearings Panel. Pursuant to Nasdaq Listing Rule 5452, a hearing request will not stay the suspension or delisting of the Securities, and the Company may not be successful in its appeal. The Company is currently assessing the possibility of remaining listed on either The Nasdaq Global Market and/or other Nasdaq markets by being able to satisfy other listing standards under the Nasdaq Listing Rules, as well as considering other listing alternatives, however the Company may not be successful in remaining listed (or, if delisted, in becoming relisted) on Nasdaq or any other securities exchange.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate the Initial Business Combination using cash from the proceeds of the offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preference shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants. Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after the Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2024 we had cash of $380,353 outside of our trust account and working capital deficit of $1,514,284. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2024, we had a net income of $320,912 which consists of earnings on investments held in Trust Account amounting to $301,784, offset by operating costs amounting to $234,343 and Subscription Agreement Derivative Expense of $388,353.

For the three months ended March 31, 2023, we had a net income of $1,978,902 which consists of interest earned on cash held in Trust Account amounting to $2,191,632, offset by formation and operating costs amounting to $212,730.

Our business activities as of March 31, 2024 consisted primarily of identifying and evaluating prospective acquisition targets for the Initial Business Combination.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete the Initial Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $380,353 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete the Initial Business Combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with the Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we consummate the Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure that its plans to consummate the Initial Business Combination will be successful.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon consummation of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. As of March 31, 2024 and 2023, the Company incurred $45,000 of administrative services fees. As of March 31, 2024 and December 31, 2023, the amount due to sponsor for these administrative services fees are $143,709 and $143,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

In addition, in order to finance transaction costs in connection with an the Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we consummate the Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, hav e not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2024 and December 31, 2023, the Company had [no borrowings] under the Working Capital Loans.

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

The holders of Founder Shares, Private Placement Warrants, and any warrant that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Principal Shareholders - Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

The underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $7,000,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company consummates the Initial Business Combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal controls over financial reporting. The Company previously reported a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically the Non-Redemption Agreements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred, other than below.

Remediation of previously disclosed material weakness

During the audit of the financial statements for the year ended December 31, 2022, a material weakness was identified related to the fact that we have not designed or maintained controls over the financial reporting close process which resulted in an error in the classification of investing activities in the statement of cash flows. As of March 31, 2024, the Company has remediated this material weakness, and the Company will continue to monitor its controls over its financial reporting close process going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on April 16, 2024. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a). None.

(b). None.

(c). During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 20, 2024	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer