Form 10-K/A
period 2023-12-31
Pearl Holdings Acquisition Corp
filed 2024-05-24
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM [●] TO [●]

COMMISSION FILE NUMBER 001-41165

PEARL HOLDINGS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1593935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

767 Third Avenue, 11th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 457-1540

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PRLHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PRLH	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PRLHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☒   No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $211,000,000.

As of April 21, 2024, there were 7,167,692 of the Registrant’s Class A ordinary shares and one of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Pearl Holdings Acquisition Corp (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original 10-K”) is being filed to amend and restate Part II “Item 9A: Controls and Procedures” to amend the date that the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures from December 31, 2022 to December 31, 2023.

This Amendment contains only the cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the revised certifications.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K and the Company’s other filings with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal controls over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023. During the audit of the financial statements for the year ended December 31, 2022, a material weakness was identified related to the fact that we have not designed or maintained controls over the financial reporting close process which resulted in an error in the classification of investing activities in the statement of cash flows. During the audit of the financial statements for the year ended December 31, 2023, a material weakness was identified in our internal control over financial reporting related to the fact that we have not designed or maintained controls over the accounting for complex financial instruments, specifically the Non-Redemption Agreements. These material weaknesses continue to exist as of December 31, 2023. Management performed additional procedures as deemed necessary to ensure the financial statements were prepared in accordance with U.S. GAAP for the year end December 31, 2023.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2024

Pearl Holdings Acquisition Corp

	By:	/s/ Martin Lewis
	Name:	Martin Lewis
	Title:	Chief Financial Officer

4