Form 10-K/A
period 2023-12-31
Pearl Holdings Acquisition Corp
filed 2024-06-10
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Annual Report on Form 10-K of Pearl Holdings Acquisition Corp (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 24, 2024 (the “Amendment No. 1”) is being filed solely for the purpose of filing revised versions of Exhibits 31.1, 31.2, 32.1 and 32.2 filed with Amendment No. 1.

This Amendment No. 2 contains only the cover page, this explanatory note, the exhibit list, a signature page and the revised certifications.

Other than as expressly set forth herein, this Amendment No. 2 does not, and does not purport to, amend, update or restate the information in the Original 10-K or Amendment No. 1 or reflect any events that have occurred after the Original 10-K or the Amendment No. 1 was filed. Information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time as of which the Original 10-K or the Amendment No. 1 was filed. This Amendment No. 2 should be read together with the Original 10-K, Amendment No. 1 and the Company’s other filings with the SEC.

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

June 10, 2024

Pearl Holdings Acquisition Corp

	By:	/s/ Martin Lewis
	Name:	Martin Lewis
	Title:	Chief Financial Officer

3