Form 10-Q
period 2024-06-30
Pearl Holdings Acquisition Corp
filed 2024-08-19
CIK 1856161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 5,167,693 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,000,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEARL HOLDINGS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2024 and 2023	2
	Unaudited Condensed Statements of Class A Ordinary Shares Subject to Possible Redemption and Changes in Shareholders’ Deficit for the three and six months ended June 30, 2024 and 2023	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PEARL HOLDINGS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$24,851	$30,793
Prepaid expenses	53,369	-
Total current assets	78,220	30,793
Investments held in Trust Account	-	23,644,203
Cash held in Trust Account	24,203,731	-
Total assets	$24,281,951	$23,674,996

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued expenses	$762,403	$778,672
Due to related party	113,709	143,709
Financial liability – subscription shares	1,290,715	-
Financial liability – capital contributions	129,012	-
Total current liabilities	2,295,839	922,381
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	9,295,839	7,922,381

Commitments & Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 2,167,693 shares at redemption value at June 30, 2024 and December 31, 2023, respectively	24,203,731	23,644,203

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares and none issued and outstanding (excluding 2,167,693 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	300	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,000,000 shares and 5,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	200	500
Accumulated deficit	(9,218,119)	(7,892,088)
Total Shareholders’ Deficit	(9,217,619)	(7,891,588)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$24,281,951	$23,674,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$453,962	$192,551	$688,305	$405,281
Loss from operations	(453,962)	(192,551)	(688,305)	(405,281)

Other income (expense)
Interest earned on cash and investment held in Trust Account	257,745	2,458,098	559,529	4,649,730
Change in fair value of Subscription Agreement derivatives	(249,374)	-	(637,727)	-
Total other income (expense), net	8,371	2,458,098	(78,190)	4,649,730

Net (loss) income	$(445,591)	$2,265,547	$(766,503)	$4,244,449

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,167,693	20,000,000	2,167,693	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$0.12	$0.07	$0.22

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	2,000,000	5,000,000	2,065,934	5,000,000
Basic and diluted net loss per share, Non-redeemable B ordinary shares	$(0.10)	$(0.01)	$(0.18)	$(0.02)

Weighted average shares outstanding, Non-redeemable Class A ordinary shares	3,000,000	-	2,934,066	-
Non-redeemable Basic and Diluted loss per ordinary share, Non-redeemable Class A ordinary shares	$(0.10)	$-	$(0.19)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary shares subject to possible redemption		Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	2,167,693	$23,644,203	-	$-	5,000,000	$500	$-	$(7,892,088)	$(7,891,588)
Accretion of Class A ordinary shares to redemption value	-	301,784	-	-	-	-		(301,784)	(301,784)
Conversion of Class B to Class A	-	-	3,000,000	300	(3,000,000)	(300)	-	-	-
Net Loss	-	-	-	-	-	-	-	(320,912)	(320,912)
Balance as of March 31, 2024	2,167,693	$23,945,987	3,000,000	$300	2,000,000	$200	$-	$(8,514,784)	$(8,514,284)
Accretion of Class A ordinary shares to redemption value	-	257,744	-	-	-	-		(257,744)	(257,744)
Net loss	-	-	-	-	-	-	-	(445,591)	(445,591)
Balance as of June 30, 2024	2,167,693	$24,203,731	3,000,000	$300	2,000,000	$200	$-	$(9,218,119)	$(9,217,619)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary shares subject to possible redemption		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,000,000	$206,887,145	5,000,000	$500	$-	$(6,648,476)	$(6,647,976)
Accretion of Class A ordinary shares to redemption value	-	2,191,632	-	-	-	(2,191,632)	(2,191,632)
Net income	-	-	-	-	-	1,978,902	1,978,902
Balance as of March 31, 2023	20,000,000	$209,078,777	5,000,000	$500	$-	$(6,861,206)	$(6,860,706)
Accretion of Class A ordinary shares to redemption value	-	2,458,098	-	-	-	(2,458,098)	(2,458,098)
Net income	-	-	-	-	-	2,265,547	2,265,547
Balance as of June 30, 2023	20,000,000	$211,536,875	5,000,000	$500	$-	$(7,053,757)	$(7,053,257)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(766,503)	$4,244,449
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of Subscription Agreement derivatives	637,727	-

Changes in current assets and liabilities:
Prepaid expenses	(53,369)	126,733
Accrued expenses	(16,269)	(4,848)
Due to related party	(30,000)	45,000
Net cash (used in) provided by operating activities	(228,414)	4,411,334

Cash flows from investing activities:
Reinvestment of interest and dividends into marketable securities	(202,359)	(4,649,730)
Proceeds from sale of marketable securities	23,846,562	-
Net cash provided by (used in) investing activities	23,644,203	(4,649,730)

Cash Flows from Financing Activities:
Proceeds from Subscription Agreements	782,000	-
Net cash provided by financing activities	782,000	-

Net change in cash and cash held in trust account	24,197,789	(238,396)
Cash and cash held in Trust Account, beginning of the period	30,793	410,799
Cash and cash held in Trust Account, end of the period	$24,228,582	$172,403

Supplemental disclosure of cash flow information:
Non-cash financing transaction:
Accretion of Class A ordinary shares to redemption value	$559,528	$4,649,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEARL HOLDINGS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial Public Offering (as defined below) and since the offering, identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments held in Trust Account from the proceeds derived from the Public Offering (as defined below).

The Company’s Sponsor is Pearl Holdings Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, we consummated our Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share, included in the Units offered, the “Public Shares,” or the “Class A ordinary shares”), and the sale of 9,000,000 Private Placement Warrants (the “Private Placement Warrants”) to our Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) that closed simultaneously with our Initial Public Offering. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 20, 2021, the underwriter partially exercised its over-allotment option and stated its intention to purchase an additional 2,500,000 of the 2,625,000 over-allotment Units available. The over-allotment closed on December 22, 2021. Simultaneously with the closing of the over-allotment, the Sponsor purchased an additional 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $1,000,000.

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

On June 14, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The notice was a notification of deficiency, not of imminent delisting. On June 26, 2024, the Company transferred the listing of its warrants to the NASDAQ Capital market and is in full compliance with the listing requirements of that market.

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

On January 5, 2024, upon receipt of a notice of conversion from the Sponsor pursuant to Article 17.2 of the Company’s amended and restated articles of association, the Company converted 3,000,000 of its Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), to Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and no additional amounts were deposited into the Trust Account in respect of any of those Class A ordinary shares. It is stipulated that the newly converted Class A ordinary shares shall be subject to the same lock-up provisions as the Class B ordinary shares.

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

Nasdaq’s basis for the determination was that the Company’s average Market Value of Publicly Held Shares was below $40,000,000 for at least the last 30 consecutive trading days ending April 16, 2024, and therefore was no longer in compliance with the continued listing requirements under Nasdaq Listing Rule 5452 for special purpose acquisition companies that qualified for listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5406. In addition, as a separate and additional basis for delisting the Warrants, Nasdaq referred to its notice on June 14, 2023, that the Company was not in compliance with Nasdaq Listing Rule 5452(b)(C), due to the Company’s failure to maintain the minimum of $1,000,000 in aggregate market value of its outstanding Warrants.

On May 17, 2024, the Company filed a hearing request with Nasdaq. Filing the hearing request stayed the suspension and delisting until the hearing panel’s determination.

On May 21, 2024, the Staff determined that the Company demonstrated compliance with the initial listing requirements under Listing Rule 5405, with respect to the Class A Ordinary Shares. Accordingly, the Company has regained compliance with the Nasdaq Listing Rules, with respect to the Class A Ordinary Shares. As a result, the Company’s Class A Ordinary Shares will remain listed on The Nasdaq Global Market, subject to the Company’s continued compliance with the applicable listing standards.

On June 26, 2024, the Staff approved the Company’s application to list its warrants on The Nasdaq Capital Market (the “Capital Market”). Consequently the Company’s warrants have traded since June 28, 2024 on NASDAQ’s Capital Market.

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

Going Concern

As of June 30, 2024, the Company had $24,851 in operating cash and working capital deficit of $2,217,619. The Company’s liquidity needs up to June 30, 2024, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per (see Note 5), the Public Offering and the issuance of the Private Warrants and financing under the Subscription Agreements (Note 6). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5) which was repaid from the proceeds of the Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $24,851 and $30,793 in cash as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At December 31, 2023, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. On March 26, 2024, the Company transferred substantially all the assets held in the Trust Account to a demand deposit account held by the Trustee. At June 30, 2024, the assets held in the Trust Account were held in a demand deposit account held by the Trustee. From inception through June 30, 2024, the Company did not withdraw any of the interest income from the Trust Account to pay any tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts.

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

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(445,591)	$2,265,547	$(766,503)	$4,244,449
Accretion of temporary equity to redemption value	(257,745)	(2,458,098)	(559,528)	(4,649,730)
Net loss including accretion of temporary equity to redemption value	$(703,336)	$(192,551)	$(1,326,031)	$(405,281)

	For the Three Months Ended June 30,
	2024			2023
	Redeemable	Non-Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)including accretion of temporary equity	$(212,707)	$(196,252)	$(294,378)	$(154,041)	$(38,510)
Deemed dividend for accretion of temporary equity to redemption value	257,745	-	-	2,458,098	-
Allocation of net income (loss)	$45,038	$(196,252)	$(294,378)	$2,304,057	$(38,510)

Denominator:
Weighted-average shares outstanding	2,167,693	2,000,000	3,000,000	20,000,000	5,000,000
Basic and diluted income (loss) per share	$0.02	$(0.10)	$(0.10)	$0.12	$(0.01)

	For the Six Months Ended June 30,
	2024			2023
	Redeemable	Non-Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(401,026)	$(370,002)	$(555,003)	$(324,225)	$(81,056)
Deemed dividend for accretion of temporary equity to redemption value	559,528	-	-	4,649,730	-
Allocation of net income (loss)	$158,502	$(370,002)	$(555,003)	$4,325,505	$(81,056)

Denominator:
Weighted-average shares outstanding	2,167,693	2,065,934	2,934,066	20,000,000	5,000,000
Basic and diluted income (loss) per share	$0.07	$(0.18)	$(0.19)	$0.22	$(0.02)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 2,167,693 Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. During the six months ended June 30, 2024, the Company recorded an accretion of $559,528 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares. In connection with the vote which occurred at the Extraordinary General Meeting, the holders of 17,832,307 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. The balance in the Company’s trust account was approximately $23.4 million after the redemptions. During the year ended December 31, 2023, the Company recorded an accretion of $9,889,565 in accumulated deficit for the increase in the redemption value of the redeemable ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with the Initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the as Loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, administrative and support services. For the three and six months ended June 30, 2024, administrative service fees incurred by the Company were $45,000 and $90,000, respectively. For the three and six months ended June 30, 2023, administrative service fees incurred by the Company were $45,000 and $90,000, respectively. As of June 30, 2024 and December 31, 2023, the amount due to sponsor for these administrative services fees are $113,709 and $143,709 as reflected in Due to Related Party in the accompanying unaudited condensed balance sheets, respectively.

Due to Related Party

During the quarter ended March 31, 2024, a related party of the Sponsor deposited $100,000 into the Company’s bank account erroneously. These amounts are reflected on the condensed balance sheets, along with the accrued administrative services fee above, as a Due to Related Party. This advance is non-interest bearing and payable on demand. The Company returned the deposit in the quarter ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company had amounts due to related party in the amount of $113,709 and $143,709, respectively.

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

Vendor Agreements

As of June 30, 2024, the Company has incurred legal fees of $1,161,791. Of this amount, only $620,974 is contingent upon the consummation of the Initial Business Combination.

Non-Redemption Agreements

The Company and the Sponsor entered into the Non-Redemption Agreements with certain Shareholders, pursuant to which the Shareholders have, in connection with the Extraordinary General Meeting, on December 8, 2023, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to the Non-Redeemed Shares. Pursuant to the Non-Redemption Agreements, the Company will issue to such Shareholders an aggregate of 420,000 additional Class A ordinary shares immediately following the consummation of the Initial Business Combination.

The Company accounts for the Non-Redemption Agreements in accordance with the guidance in ASC 718 (“Stock Compensation”). The Non-Redemption Agreements are representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations. The fair value of the 420,000 Class A ordinary shares granted to the Company’s non-redeeming shareholders is $1,132,941 or $2.67-$2.71 per share. The Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of the Initial Business Combination). Compensation expense related to the issuance of shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that the Initial Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the Initial Business Combination is considered probable (i.e., upon consummation of the Initial Business Combination) in an amount equal to the number of issued shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the to be issued shares.

Subscription Agreement

On February 22, 2024, The Company entered into a subscription agreement (the “First Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to $500,000 in cash to the Company (the “Capital Contribution”) to cover working capital expenses. In consideration of the Capital Contribution, the Company agreed to issue, or to cause the surviving entity of the Initial Business Combination to issue, one Class A ordinary share for each dollar of the Capital Contribution funded by Polar and received by the Company at or prior to consummation of the Initial Business Combination (such funded amount, the “Capital Investment”), such Class A ordinary shares to be issued no later than two business days following the Initial Business Combination closing (a “De-SPAC Closing”). The Capital Investment is required to be repaid by the Company to Polar upon a De-SPAC Closing, and Polar may elect to receive that repayment either (i) in cash or (ii) in Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of Capital Investment. The Company and Sponsor are jointly and severally obligated for such repayment of the Capital Investment upon a De-SPAC Closing. In the event that the Company liquidates without consummating the Initial Business Combination, any amounts remaining in Sponsor’s or the Company’s cash accounts, not including the Company’s trust account, would be applied to the repayment of the Capital Investment, in full satisfaction of any amounts due under the First Polar Subscription Agreement. The Company received the first tranche of the $500,000 on February 22, 2024 for $250,000 and the second tranche for $250,000 on April 4, 2024.

During the quarter ended March 31, 2024, the Company entered into additional subscription agreements (the “Additional Subscription Agreements”) with five other parties for additional Capital Contributions in the aggregate of $282,000. The terms of the Additional Subscription Agreements are identical to the First Polar Subscription Agreement entered into with Polar above. As of June 30, 2024, the Company has received $782,000 in proceeds from all Subscription Share Agreements.

The Company concluded that two components of the Subscription Agreements mentioned above, the Capital Contributions and the Subscription Shares (together, the “Financial Liabilities”) are measured at fair value on a recurring basis as a liability, referring to relevant accounting standards such as FASB ASC Topic 480 “Distinguishing Liabilities from Equity”, ASC Topic 415 “Derivatives and Hedging” and ASC Topic 825-10 “Financial Instruments—Overall.” As of June 30, 2024, the Company concluded the Fair Value of the Financial Liabilities – Subscription Shares and Capital Contributions to be $1,290,715 and $129,012, respectively (See Note 7). As of December 31, 2023 the Company had not entered into any subscription agreements.

On July 8, 2024, The Company entered into a second subscription agreement (the “Second Polar Subscription Agreement”) with the Sponsor and Polar, pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to an additional $500,000 in cash to the Company (the “Second Capital Contribution”) to cover working capital expenses. The terms of the Second Polar Subscription Agreement are identical to those of the First Polar Subscription Agreement. The Company received the first tranche in an amount of $250,000 under the Second Polar Subscription Agreement on July 8, 2024.

Investment Management Trust Agreement Amendment

On March 26, 2024, the Company amended its Investment Management Trust Agreement (the “Trust Agreement”), where, Section 1(c) of the Trust Agreement was amended and restated in its entirety. As per the amendment, at the written request of the Company, all amounts held in trust are to be deposited in an interest-bearing bank demand deposit account with a maturity of 185 days or less, or in money market funds governed by the Investment Company Act of 1940. On March 26, 2024, the Company transferred substantially all of the assets held in the Trust Account to a demand deposit account held by the Trustee.

Note 7 — Recurring Fair Value Measurements

As of June 30, 2024 and December 31, 2023, the Company’s marketable securities held in the Trust Account were valued at $0 and $23,644,203, respectively. On March 26, 2024, the Company transferred substantially all the assets held in the Trust Account to a demand deposit account held by the Trustee. The marketable securities held in the Trust Account must be recorded on the unaudited condensed balance sheets at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

The following table presents fair value information as of June 30, 2024 and December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust are classified within Level 1 of the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2024	Level 1	Level 2	Level 3
Liabilities
Financial liability – subscription shares	$-	$-	$1,290,715
Financial liability – capital contributions	$-	$-	$129,012

December 31, 2023	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$23,644,203	$-	$-

As discussed in Note 6, the Capital Contributions and the Subscription Shares (together, the “Financial Liabilities”) liability are both re-measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

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

The key inputs of the models used to value the Company’s Subscription Share and Capital Contribution Financial Liabilities as of June 30, 2024 were:

Inputs	June 30, 2024
Term Remaining	0.42
Share Price	$11.02
Risk-Free Rate	5.38%

The change in the fair value of Subscription Agreement liabilities, measured using Level 3 inputs is summarized as follows:

Derivative financial liabilities at December 31, 2023	$-
Subscription Agreement Deposits	500,000
Subscription agreement derivative expense	388,353
Derivative financial liabilities at March 31, 2024	888,353
Subscription Agreement Deposits	282,000
Subscription agreement derivative expense	249,374
Derivative financial liabilities at June 30, 2024	$1,419,727

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares. As of June 30, 2024 and December 31, 2023, there were 3,000,000 and no Class A ordinary shares issued or outstanding, excluding 2,167,693 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Company had issued 2,000,000 and 5,000,000 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.005 per share. On April 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. In November 2021, the Sponsor surrendered an aggregate of 2,156,250 Founder Shares for no consideration, and in December 2021 a further 31,250 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 5,000,000.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited consolidated condensed financial statements were issued and has concluded that, all such events, other than below, that would require recognition or disclosure have been recognized or disclosed.

On July 8, 2024, The Company entered into a second subscription agreement (the “Second Polar Subscription Agreement”) with the Sponsor and Polar, pursuant to which, and on the terms and subject to the conditions of which, Polar agreed to contribute up to an additional $500,000 in cash to the Company (the “Second Capital Contribution”) to cover working capital expenses. The terms of the Second Polar Subscription Agreement are identical to those of the First Polar Subscription Agreement. The Company received the first tranche in an amount of $250,000 under the Second Polar Subscription Agreement on July 8, 2024 (see Note 6).

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

As indicated in the accompanying financial statements, at June 30, 2024 we had cash of $24,851 outside of our trust account and working capital deficit of $2,217,619. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2024, we had a net loss of $445,591 which consists of operating costs amounting to $453,962 and a change in fair value of the Subscription Agreement derivatives of $249,374, offset by earnings on investments held in Trust Account amounting to $257,745.

For the three months ended June 30, 2023, we had a net income of $2,265,547 which consists of earnings on investments held in Trust Account amounting to $2,458,098, offset by operating costs amounting to $192,551.

For the six months ended June 30, 2024, we had a net loss of $766,503 which consists of operating costs amounting to $688,305 and a change in fair value of the Subscription Agreement derivatives of $637,727, offset by earnings on investments held in Trust Account amounting to $559,529.

For the six months ended June 30, 2023, we had a net income of $4,244,449 which consists of earnings on investments held in Trust Account amounting to $4,649,730, offset by operating costs amounting to $405,281.

Our business activities as of June 30, 2024 consisted primarily of identifying and evaluating prospective acquisition targets for the Initial Business Combination.

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

In connection with the vote which occurred at the Extraordinary General Meeting on December 8, 2023, the holders of 17,832,307 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate of approximately $193.1 million. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $23.4 million. On March 26, 2024, the Company transferred substantially all the assets held in the Trust Account to a demand deposit account held by the Trustee. At June 30, 2024, the assets held in the Trust Account were held in a demand deposit account held by the Trustee.

During the six months ended June 30 2024, the Company entered into Subscription Agreements and received total aggregate proceeds from those agreements of $782,000. The Company entered on July 8, 2024 into an additional Subscription Agreement providing for total additional proceeds available of $500,000 and the Company received the first tranche in an amount of $250,000 under the Second Polar Subscription Agreement on July 8, 2024 (see Note 6 - Subscription Agreement).

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

As of June 30, 2024, we had cash of $24,851 held outside of our trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete the Initial Business Combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We have entered into a support services agreement pursuant to which we will also pay our sponsor a total of $15,000 per month for office space, administrative and support services. Upon consummation of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. As of June 30, 2024 and 2023, the Company incurred $90,000 of administrative services fees. As of June 30, 2024 and December 31, 2023, the amount due to sponsor for these administrative services fees are $113,709 and $143,709 as reflected in Due to Related Party in the accompanying balance sheets, respectively.

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

In addition, in order to finance transaction costs in connection with an the Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we consummate the Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal controls over financial reporting. During the year ended December 31, 2023, the Company previously reported a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, specifically the Non-Redemption Agreements.

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

Remediation of previously disclosed material weakness

During the audit of the financial statements for the year ended December 31, 2022, a material weakness was identified related to the fact that we have not designed or maintained controls over the financial reporting close process which resulted in an error in the classification of investing activities in the statement of cash flows. As of March 31, the Company has remediated this material weakness, and the Company will continue to monitor its controls over its financial reporting close process going forward.

To remediate the material weakness, the Company enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the cash flow statement standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults on such topics.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a). None.

(b). None.

(c). During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 19, 2024	PEARL HOLDINGS ACQUISITION CORP

	By:	/s/ Craig E. Barnett
	Name:	Craig E. Barnett
	Title:	Chief Executive Officer